Form 10QSB
period 1996-03-31
STORAGE COMPUTER CORP
filed 1996-05-15
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended     March 31,1996

     [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
               EXCHANGE ACT

                  For the transition period from ____________ to ____________

Commission file number 1-13616

                          STORAGE COMPUTER CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                          02-0450593
          --------                                          ----------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)

                   11 Riverside Street Nashua , NH 03062-1373
                   ------------------------------------------
                    (Address of principal executive offices)


                                 (603) 880-3005
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [ X ] No [ ]


   The number of shares of Common Stock outstanding as of the close of business on May 10, 1996 was 10,644,098 shares.

Transitional Small Business Disclosure Format (Check One)
         Yes [    ]   No [  X  ]


                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                Page(s)
- - ----------------------------------------                                                -------
         Condensed Consolidated Balance Sheets -- March 31, 1996
         and December 31, 1995.........................................................     3

         Condensed Consolidated Statements of Operations -- Three months
         ended March 31, 1996 and 1995.................................................     4

         Condensed Consolidated Statements of Cash Flows -- Three months
         ended March 31, 1996 and 1995.................................................     5

         Notes to Condensed Consolidated Financial Statements --
         March 31, 1996................................................................     7

Item 2. Management's Discussion and Analysis or Plan of Operation......................     8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................    12
Item 6.  Exhibits and Reports on Form 8-K...............................................   12

PART I. FINANCIAL INFORMATION

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                            MARCH 31, 1996         December 31, 1995
ASSETS
Current assets
  Cash and cash equivalents                                                        $1,601,644             $   871,101
  Accounts receivable (net)                                                         5,733,778               7,212,091
  Lease contracts receivable                                                           60,000
  Inventories                                                                       5,058,621               4,580,066
  Prepaid expenses and other current assets                                           123,982                 106,751
  Tax refund receivable                                                                                        34,003
  Deferred tax asset (Note C)                                                         495,983                 529,997
                                                                        ----------------------    --------------------
     Total current assets                                                          13,074,008              13,334,009
                                                                        ----------------------    --------------------

  Lease contract receivable,
       less current portion                                                           159,773
                                                                        ----------------------    --------------------

Deferred tax asset                                                                    588,000                 588,000
                                                                        ----------------------    --------------------

Property and equipment, less
   allowance for depreciation                                                         864,979                 790,605
                                                                        ----------------------    --------------------

Investment in affiliates                                                               55,000                  55,000
                                                                        ----------------------    --------------------

                                                                                  $14,741,760             $14,767,614
                                                                        ======================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable                                                                    $   925,119             $   399,973
   Current portion of long-term debt
         and lease obligation                                                          39,667                  39,677
  Accounts payable                                                                  1,765,889               2,350,730
  Accrued expenses                                                                  1,389,147                 990,171
  Accrued income taxes                                                                 17,114                 931,016
  Deferred stockholder compensation                                                   299,500                 299,500
                                                                        ----------------------    --------------------
     Total current liabilities                                                      4,436,436               5,011,067
                                                                        ----------------------    --------------------

Long-term debt and lease obligations,
       less current portion                                                            55,597                  61,594
Long-term debt, related party                                                         910,000                 910,000
                                                                        ----------------------    --------------------
     Total liabilities                                                                965,597                 971,594
                                                                        ----------------------    --------------------

Stockholders' equity
  Common stock                                                                         10,664                  10,636
  Additional paid in capital                                                       12,238,235              12,223,860
  Retained earnings (deficit)                                                     (2,909,172)             (3,449,543)
                                                                        ----------------------    --------------------
                                                                                    9,339,727               8,784,953
                                                                        ----------------------    --------------------

                                                                                  $14,741,760             $14,767,614
                                                                        ======================    ====================

            See Notes to Condensed Consolidated Financial Statements.

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                     Three Months Ended
                                                                         MARCH 31, 1996            March 31, 1995
  Net sales                                                                   $6,035,258                $4,432,261
  Cost of goods sold                                                           3,130,742                 2,037,440
                                                                    ---------------------     ---------------------
          Gross profit                                                         2,904,516                 2,394,821
                                                                    ---------------------     ---------------------

Operating expenses:
  Selling and marketing                                                        1,304,191                 1,087,089
  General and administrative                                                     285,746                   417,478
  Research and development                                                       480,344                   470,770
  Royalty expense                                                                                          107,536
                                                                    ---------------------     ---------------------
                                                                               2,070,281                 2,082,873
                                                                    ---------------------     ---------------------

          Operating income                                                       834,235                   311,948
                                                                    ---------------------     ---------------------

Other income (expense):
  Foreign currency transaction gain (loss)                                      (47,976)                    85,587
  Interest income                                                                  6,452                    41,465
  Interest expense                                                              (56,762)                 (113,412)
  Other income (expense)                                                          17,524                    81,569
                                                                    ---------------------     ---------------------
                                                                                (80,762)                    95,209
                                                                    ---------------------     ---------------------

Equity in net income (loss) of
     affiliates                                                                        0                  (19,549)
                                                                    ---------------------     ---------------------

          Income before income taxes                                             753,473                   387,608
                                                                    ---------------------     ---------------------

Provision for federal and state
   income taxes
     Current tax expense                                                         179,088                   252,712
     Deferred tax (benefit) expense                                               34,014                 (708,237)
                                                                    ---------------------     ---------------------
                                                                                 213,102                 (455,525)
                                                                    ---------------------     ---------------------

Net income                                                                      $540,371               $   843,133
                                                                    =====================     =====================


Net income per share                                                               $0.05                     $0.07

Weighted average shares outstanding                                           11,886,529                11,952,287

            See Notes to Condensed Consolidated Financial Statements.

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Three Months Ended
                                                                              MARCH 31, 1996          March 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $540,371                 $843,133

     Adjustments to reconcile net income
       to net cash used for operating
       activities:
         Depreciation and amortization                                                   59,260                   63,432
         Deferred tax (benefit)                                                          34,014                (708,237)
         Equity in net (income) loss of affiliates                                                                19,549
         (Gain) or loss on foreign currency
              translation adjustment                                                     47,976                 (85,587)
      Changes in operating assets and liabilities:
         Accounts receivable (net)                                                    1,478,313                (517,889)
         Lease contracts receivable                                                   (219,773)
         Inventories                                                                  (478,555)                (606,062)
         Other current assets                                                            16,772                (225,601)
         Accounts payable and accrued expenses                                      (1,099,776)                (373,834)
                                                                           ---------------------   ----------------------

NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                                                             378,602              (1,591,096)
                                                                           ---------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES,
   Purchases of property & equipment net                                              (174,536)                 (17,230)
                                                                           ---------------------   ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from credit line                                                         525,146
  Repayment of long-term debt and capital debt
        lease obligations                                                               (5,997)                 (10,695)
  Issuance of common stock                                                               14,403
                                                                           ---------------------   ----------------------

NET CASH FLOWS PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                                             533,552                 (10,695)
                                                                           ---------------------   ----------------------

Effect of exchange rate changes on cash                                                 (7,075)                 (16,130)
                                                                           ---------------------   ----------------------

NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                                             730,543              (1,635,151)
Cash and cash equivalents at beginning of period                                        871,101                3,288,106
                                                                           ---------------------   ----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $1,601,644               $1,652,955
                                                                           =====================   ======================

            See Notes to Condensed Consolidated Financial Statements.

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                               Three Months Ended
                                                                            MARCH 31, 1996            March 31, 1995



Supplemental disclosures of cash flow information Cash payments for:
   Interest                                                                             $42,457
                                                                      ==========================   ======================

   Taxes                                                                             $1,024,586               $1,035,000
                                                                      ==========================   ======================

Supplemental schedule of noncash financing activities:
  Debt converted to common stock
   Increase in common stock                                                                                  $       135
   Increase in additional paid in capital                                                                        624,865
                                                                                                   ----------------------

Decrease in debt                                                                                                $625,000
                                                                                                   ======================

            See Notes to Condensed Consolidated Financial Statements

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996



NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Storage Computer Corporation (the "Company") and its subsidiaries are engaged in the development, manufacture and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Storage Computer Europe GmbH, Vermont Research Products, Inc. and Storage Computer UK Ltd.. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has an investment in Storage Computer (Asia) Ltd. AND Storage Computer France, SA, 20%-owned affiliates, which is accounted for by the equity method.

On March 6, 1995, Vermont Research Products, Inc., a wholly-owned subsidiary of the Company, acquired the entire business and substantially all of the property and assets of Vermont Research Corporation ("VRC") in exchange for shares of Common Stock (the "Reorganization"). The Reorganization was accounted for as a pooling of interests. Accordingly, the oprational results of Vermont Research Products, Inc. are included in the accompanying financial statements for all periods presented as if the Reorganization had been consummated at the beginning of the earliest period presented. In connection with the Reorganization, the Company registered certain shares with the Securities and Exchange Commission to exchange with the former shareholders of Vermont Research Corporation whereby the Company became an SEC reporting company for the first time.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in the Annual Financial Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission, containing the Company's financial statements for the fiscal year ended December 31, 1995. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE B - CONVERSION OF DEBENTURES

In March 1995, Vermont Research Products, Inc. assumed certain debentures and common stock purchase warrants issued by Vermont Research Corporation in 1993. On March 7, 1995 the debenture holders converted all of the debentures ($625,000) and related warrants into 135,000 shares of the Company's Common Stock.

NOTE C - DEFERRED TAX ASSET

Subsequent to the Reorganization discussed above, the Company determined that the benefit of the net operating loss of a wholly-owned foreign subsidiary of Vermont Research Products, Inc. was more likely than not to be realized and, accordingly, a previously established valuation reserve against the asset was reduced. Net income for the three months ended March 31, 1995 was impacted by a $685,000 reduction of the valuation reserve.

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Pursuant to the Agreement and Plan of Reorganization dated October 24, 1994, as amended by a First Amendment to Agreement and Plan of Reorganization dated January 31, 1995, the Company and VRC completed the Reorganization effective March 6, 1995. The following analysis of financial condition and results of operations discusses and analyzes on a combined basis the results of operations for the three month periods ended March 31,1996 and 1995. The financial information reported as a consolidated group reflects the historical financial information on a combined basis. The combined financial reporting should be analyzed, in the opinion of management, in the context that prior to March 6, 1995 SCC and VRC functioned as independent entities and had (i) limited or no coordination of business efforts, (ii) redundant expenses, and (iii) independent management decision processes.


NET SALES

Net sales for the three month period ended March 31, 1996 of $6,035,258 reflected an increase in combined product sales of $1,602,997 or 36%, compared with the quarter ended March 31,1995. The increase in sales is primarily attributed to the RAID 7 product line.

The increased sales are attributed strictly to an increase in sales activity as the Company continues its US and international marketing and sales efforts. The Company did not initiate any price changes during the period, except for price adjustments relating to component parts such as disk drives.

Except for sales which occur through the Central European sales office located in Germany and the Western European sales office located in the United Kingdom, all sales are made in US dollars to limit the amount of foreign currency risk. At the present time the Company is analyzing the cost benefit of hedging activities and derivative products to offset currency risk, which, in connection with sales transactions, is currently considered minimal by management. For a further discussion of the impact of foreign currency risks see the analysis and discussion of Foreign Currency Transaction Gain (Loss) below.


COST OF GOODS SOLD

Cost of goods sold for the three month periods ended March 31, 1996 and 1995 were $3,130,742 and $2,037,440, respectively, or 52% and 46% of net sales. The increase in the cost of goods sold as a percentage of net sales is attributed primarily to two factors. The Company has seen an increased demand for larger systems which have lower profit margins. The lower profit margins are caused by a greater percentage of costs being associated with components manufactured by third parties, for example disk drives, which have lower profit margins than the proprietary components of the Company's product. Also, management has focused on developing its distributor network which has generated sales that have a lower profit margin than direct sales to end users.

SELLING AND MARKETING EXPENSES

Selling expenses for the three month periods ended March 31,1996 and 1995 were $1,304,191 and $1,087,089, respectively or 22% and 25% of net sales. The dollar increase in selling expenses between the three month periods ended March 31, 1996 and 1995 of approximately $217,000 was primarily caused by increased expansion of sales and marketing efforts, opening new sales offices and increased sales personnel.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three month periods ended March 31, 1996 and 1995 were $285,746 and $417,478, respectively or 5% and 9% of net sales.. The absolute dollar decrease in general and administrative expenses between the three month periods ended March 31, 1996 and 1995 of approximately $132,000 resulted primarily from the reduction of redundant personnel, the reduction of professional fees and normal overhead items.


RESEARCH AND DEVELOPMENT

Research and development expenses for the three month periods ended March 31, 1996 and 1995 were $480,344 and $470,770, respectively or 8% and 11% of net sales. The dollar increase in expenditures between the three month periods ended March 31, 1996 and 1995 of approximately $10,000 resulted primarily from increased personnel costs and outside consulting and engineering fees.


ROYALTY EXPENSE

Royalty expense for the three month periods ended March 31, 1996 and 1995 was $0 and $ 107,536, respectively or 0% and 2.4% of net sales. The decrease in royalty expense of $107,536 was caused by the termination of a royalty agreement by mutual consent as of December 31, 1995.


FOREIGN CURRENCY TRANSACTION GAIN (LOSS)

The foreign currency transaction gain (loss) for the three month periods ended March 31, 1996 and 1995 were $(47,976) and $85,587, respectively, or (.8)% and
2.0% of net sales.. The foreign currency transaction (loss)/gain for the three month periods ended March 31, 1996 and 1995 was due primarily to the increase/decrease in value of the dollar to the German mark.

The Company is currently examining its foreign currency risk relating to the countries in which it has subsidiary locations, namely Germany, the United Kingdom, Hong Kong and France, to evaluate various options to minimize the ongoing risk associated with the maintenance of inventory and intercompany liabilities.


INTEREST INCOME

Interest income for the three month periods ended March 31, 1996 and 1995 was $6,452 and $41,465, respectively, or .1% and .9% of net sales. Interest income declined in absolute dollars between the three month periods ended March 31, 1996 and 1995 by approximately $35,000 due to a decrease in the availability of cash, caused primarily by increases in accounts receivable and inventory.

INTEREST EXPENSE

Interest expense for the three month periods ended March 31, 1996 and 1995 was $56,762 and $113,412, respectively, or .9% and 2.5% of net sales. The decline of approximately $57,000 in interest expense for the three month period ended March 31, 1996 and 1995 is the result of the conversion of $625,000 of VRP notes with corresponding warrants in March of 1995 resulting in the recognition of $70,000 of original issue discount. The decrease was offset by an increase in the cost of borrowing funds on the Company's unsecured credit line.


OTHER INCOME (LOSS)

The changes in the three month periods ended March 31, 1996 of $17,524 and $81,569 is primarily the net result of the receipt of funds relating to the terminated VRC liabilities


EQUITY IN NET INCOME (LOSS) OF AFFILIATES

 For the three month periods ended March 31, 1996 and 1995 the Company' income from affiliates was $0 and $(19,549) respectively.


PROVISION FOR FEDERAL AND STATE INCOME TAXES

The current tax expense provision for the three month periods ended March 31, 1996 and 1995 was $179,088 and $252,712, respectively, resulting in effective tax rates of approximately 24% and 65% .

The 41 percentage point decrease in the effective tax rate between the three month periods ended March 31, 1996 and 1995 was primarily caused by the foreign operations operating on either a break even or profitable basis in the quarter ended March 31, 1996 compared to operating losses in the quarter ended March 31, 1995.

The decrease/(increase) in the deferred tax benefit for the three month periods ended March 31, 1996 and 1995 of $34,014 and $(708,237), respectively primarily relates to the utilization of domestic net operating losses during the first quarter of 1996 and the recognition of foreign tax net operating loss carryforwards of Storage Computer UK Ltd., formerly Vermont Research Limited, a wholly owned subsidiary of Vermont Research Products, Inc., during the first quarter of 1995. The valuation reserve related to the deferred tax asset was reduced during the first quarter of 1995 since, in management's opinion, it is more likely than not that the loss carryforwards will be utilized through the generation of profits at the subsidiary level. Pursuant to UK tax law there is no statutory carryforward time limitation relating to the tax net operating losses. The utilization of the losses is dependent upon the wholly owned subsidiary achieving profit in the same line of business which generated the losses, and in which it continues to operate.

LIQUIDITY AND CAPITAL RESOURCES


CASH FLOW

The cash flow deficits generated in past periods by the operating activities are primarily a function of the rapid growth of the Company and relate to the growth in accounts receivable and inventory. It is anticipated that should the Company's growth and expansion rate continue at its current trend, operating cash flow deficits may occur in the future as a result of such expansion. However, during the quarter ended March 31, 1996 the Company was able to generate a positive cash flow from operations through inventory and account receivable management. The results of operations for the first three months of 1996, as it relates to cash flow, are not necessarily indicative of the results to be expected for the full year. Management believes that its growth can be financed through additional borrowing arrangements as needed.


DEBT AND EQUITY

On August 4, 1995 the Board of Directors approved, and the Company entered into a $6,000,000 unsecured, demand line of credit with a bank. This is to be used for the working capital needs of the Company. The loan bears interest at the bank's prime rate or under certain conditions, at the bank's LIBOR Rate plus 200 basis points. The loan review date is May 31, 1996. The Company is currently negotiating the renewal and expansion of the credit facility. During the quarter ended March 31, 1996 the Company had additional net borrowings on the credit line of approximately $525,000 which resulted in a total outstanding liability on March 31, 1996 of approximately $925,000. Management believes the credit facility will accommodate all of its short term working capital requirements.

 As of March 31, 1995, the only other material long term debt is a note with the founder and majority stockholder for $910,000 with interest at prime plus 1%, which is due in January 1998.


ACCOUNTS RECEIVABLE

The decrease in accounts receivable from December 31, 1995 to March 31, 1996 of approximately $1,500,000 or 21% is primarily due to the collection of accounts receivable resulting from the record sales occurring in the quarter ended December 31, 1995 of approximately $7,900,000. The Company did not change its credit terms during the period and there has been no material deterioration in the aging of accounts receivable during the period.


INVENTORY

Inventory increased approximately $478,000 or 10% from the December 31, 1995 to March 31, 1996. The investment in inventory is impacted by several factors, including, but not limited to, the timing of purchasing component parts such as disk drives; the non recognition of revenue and corresponding inventory increases due to inventory transfers deemed to be evaluation units; the timing of inventory reductions due to intercompany transfers and increased inventory locations throughout the United States and Europe.


CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures at this time.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         None


Item 6. Exhibits and Reports on Form 8-K.

         (a)  None:

         (b) No reports on form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STORAGE COMPUTER CORPORATION
                                     ----------------------------
                                              Registrant


Date:           May 13, 1996         /s/ Theodore J. Goodlander
         -------------------------   ---------------------------



                                     Theodore J. Goodlander
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Directors
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)


