Form 10KSB/A
period 1995-12-31
STORAGE COMPUTER CORP
filed 1996-08-02
CIK 933452

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------


                                  FORM 10-KSB/A

(Mark One)
                     X Annual Report Pursuant to Section 13
                    ---
                     or 15(d) of the Securities and Exchange
                           Act of 1934 (Fee Required)
                   for the fiscal year ended December 31, 1995
                                       or
              Transition Report Pursuant to Section 13 or 15(d) of
          ---
            the Securities and Exchange Act of 1934 (No Fee Required)
                  for the transition period from ______to______

Commission File No. 1-13616

                          STORAGE COMPUTER CORPORATION
                          ----------------------------
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                     02-0450593
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)
         11 RIVERSIDE STREET
        NASHUA, NEW HAMPSHIRE                              03062-1373
(Address of Principal Executive Offices)                   (Zip Code)

                                 (603) 880-3005
                                 --------------
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

$0.001 PAR VALUE COMMON STOCK                            AMERICAN STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

                                (Title or Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  X                     No
                                                 ----                      -----


Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-KSB/A or any amendments to
this Form 10-KSB/A.    X
                      ----

The aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $21,964,527 as of March 20, 1996.


As of January 31, 1996, there were issued and outstanding 10,636,341 shares of Registrant's Common Stock, with a par value of $.001.


================================================================================

         DOCUMENTS INCORPORATED BY REFERENCE
         NONE









                          STORAGE COMPUTER CORPORATION


Securities and Exchange Commission
   Item Numbers and Description
   ----------------------------

                                     PART I
                                                                            PAGE
                                                                            ----

ITEM 1.   Business..........................................................   2

ITEM 2.   Properties........................................................   7

ITEM 3.   Legal Proceedings.................................................   7

ITEM 4.   Submission of Matters to a Vote of Security Holders...............   8

                                     PART II

ITEM 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters...................................   8

ITEM 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............................   9

ITEM 7.   Financial Statements and Supplementary Data.......................  12

ITEM 8.   Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure............................  12

                                    PART III

ITEM 9.   Directors, Executive Officers, Promoters and Control Persons,
          compliance with Section 16(a) of the Exchange Act................   13

ITEM 10.  Executive Compensation...........................................   15

ITEM 11.  Security Ownership of Certain Beneficial Owners
          and Management...................................................   16

ITEM 12.  Certain Relationships and Related Transactions...................   17

ITEM 13.  Exhibits and Reports on Form 8-K..................................  19

Inasmuch as the calculation of shares of Registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant's best good faith estimate for purposes of this Annual Report on Form 10-KSB\A and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the average of the bid and asked prices of the Common Stock as reported by the American Stock Exchange for trading on March 20, 1996. All outstanding shares beneficially owned by executive officers and directors of the Registrant or by any shareholder beneficially owning more than 5% of Registrant's common stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.








                                     PART I
                                     ------
ITEM 1. BUSINESS



         Storage Computer Corporation, a Delaware corporation ("SCC" or the "Company"), designs, manufactures, markets and supports standards-based, high performance, fault-tolerant data storage solutions, critical to success in client/server, online transaction processing (OLTP), large database, multimedia, video-on-demand and high-volume imaging applications. SCC markets products based on its patented RAID 7(technology, which combines specialized software and state-of-the-art industry standard hardware to provide a unique, open system solution for the data storage market. The Company pioneered the concept of the RAID Level 7 solutions, and this technology incorporates several architectural features, such as an asynchronous hardware design and a real-time embedded operating system, which together enables the data transfer at an accelerated rate of speed with fault tolerance, at a competitive price/performance ratio. The Company believes that certain portions of its software programs and architecture are proprietary to it as a result of the fact that they have been developed by the Company and maintained as confidential information. Some portions of this technology are also patented. There can be no assurances that information which the Company believes is proprietary would ultimately be treated as owned exclusively by the Company. See "Business -- Products and Proprietary Rights."



         Organizations are increasingly deploying data-intensive applications and services as core business resources. In addition, data-intensive on-line services have grown significantly. The data intensity of the network environment is expected to continue to increase substantially due to the development of new applications and services and the more prevalent use of stored digital graphics, voice and video, which require dramatically more data capacity than equivalent alphanumeric information. As this environment evolves, data management will become increasingly complex and challenging and will increase the need for value-added performance in data availability, reliability and data access.

         Currently, more than 800 customers worldwide, having an installed base of RAID 7 Storage Servers valued at more than $70,000,000, use SCC's RAID 7 technology to increase productivity and extend the life of their existing computer investments. RAID 7 Storage Servers currently provide gigabytes, to over a terabyte of storage, and attach to network file servers, midrange and mainframe systems supporting the industry-standard SCSI interface. Pricing for Storage Computer's family of RAID 7 Storage Servers currently ranges from $21,000 to more than $1,000,000. RAID 7 Storage Servers work with host platforms sold by vendors such as IBM, Digital, NCR, UNISYS, Sun, HP, SGI and others, whose products support the industry-standard SCSI interface. The RAID 7 Storage Server is a product based upon an "open systems" design and works with most processor products available on today's market. Worldwide distribution and services are provided via a comprehensive network of subsidiaries, joint ventures, resellers, integrators and service providers in the United States, Latin America, the Pacific Rim, Asia, Africa and Europe.

         Vermont Research Products, Inc. ("VRP"), a wholly owned subsidiary of Storage Computer Corporation which was formed to acquire virtually all of the assets and business of Vermont Research Corporation ("VRC") in March 1995, manufactures and sells solid state disks and caching subsystems for mainframe, midrange and Unix based workstations and servers. During its first 25 years, VRC manufactured and sold rotating drum memories, some of which are still in use today. VRC discontinued the manufacture of drum memories in 1984. Over the past 10 years, VRC has expanded its product line to include high performance solid state disks.

         In 1994, VRP introduced a Stealth Cache subsystem, which VRP believes was the industry's first 5.25-inch SCSI caching system to deliver 800% faster read/write response times than a standard SCSI disk. VRP's new Stealth Cache product family consists of four models that provide up to 256 megabytes of cache memory in 5.25 inch, desktop, tabletop and pedestal configurations. List pricing begins under $10,000 for a 16 megabyte caching configuration.

         The Company's goal is to be a leader in the data storage market. It seeks to achieve this goal by focusing on product differentiation, embracing industry standards, broadening its market penetration, increasing distribution channels and developing new products which will cover the ever expanding data storage market. The Company currently sells its products domestically and internationally through a combination of OEMs, distributors, value-added resellers and its direct sales force.

         SCC was incorporated in Delaware in 1991, and maintains its worldwide headquarters at 11 Riverside Street, Nashua, New Hampshire 03062-1373. SCC's telephone number is 603-880-3005. SCC also maintains subsidiaries in the United Kingdom and Germany, and affiliates in France and Hong Kong.


PRODUCT LINES


RAID 7 STORAGE SERVERS are a family of systems that deliver the ultimate performance of advanced RAID storage. Based upon a performance-optimized, real-time intelligent storage server architecture, this breakthrough technology combines high-end, intelligent controller technology, disk drives, a scalable distributed cache memory mechanism, and a real-time operating system software environment to deliver some of the highest performing, fault-tolerant storage available today. The Storage Servers currently support up to 12 independent and concurrent hosts, up to a single group size of 48 disk drives of any available capacity, and an architecture that is scalable to multi-terabyte capacities. The RAID 7 technology is subject to certain patents and patent applications held by the Company and is available in several models and has features as detailed below:


STORAGE SERVER PRODUCT FAMILY: available in three configurations: Desktop (Dx), Rackmount (Rx) and Console (CLx).

OPTIONS

STORAGE ADMINISTRATOR: bi-directional SNMP management.

NON-VOLATILE CACHE:  mirrored cache to ensure data integrity.

K2 is a solid-state SCSI disk packaged in a standard 19" rack mount, supporting a capacity of 4GB (using 16MB DRAMS). Instantaneous access to mission-critical data and long-term dependability are the main features of this storage subsystem. The K2 includes a full non-volatile data retention system with battery and hard media backup to ensure data integrity.

STEALTHE CACHE is a high performance 5.25" integrated cached disk subsystem which combines large cache memory, high performance SCSI controllers, battery backup, PCMCIA disk, and a 3.5" disk in an industry standard 5.25" form factor. Providing up to 256MB of fault-resilient write cache, Stealth Cache dramatically improves the performance of UNIX workstations and can be integrated into either the client or server, within workgroups.

INTEGRATED SYSTEMS

CAID is a cached array of independent disks. CAID is a low-cost, high-performance RAID 1 cached disk subsystem that combines multiple Stealth Cache units and their disk drives with redundant power supplies in a compact housing. CAID is an ideal storage solution for LANs and workgroups.

S3DASD will be a super scalar solid-state direct access storage device. This product will be configured by integrating K2 solid-state disks into the RAID 7 architecture to provide the highest performing and most fault tolerant offering in the Company's product line. This unique class of storage products will allow massive storage and will support applications requiring very high I/O rates on large amounts of random data, typically found in enterprise and data center client/server computing.

    The Company firmly believes that its RAID 7 technology is superior to other storage technologies. The key differentiators are described below:


1. PERFORMANCE. The RAID 7 architecture supports the highest level of RAID technology currently available in storage solutions for use in commercial applications and, therefore, the Company believes that it supports among the highest levels of any storage solutions for use in commercial applications.


2. RELIABILITY. RAID 7 has the architectural capability to provide reliability and data availability. Levels 1,3 and 5 are able to protect only against a single disk failure. A proposed RAID 6 can protect against two disk failures. RAID 7 can scale to protect against up to four disk failures. Other RAIDs support only one hot standby drive, while RAID 7 supports multiple standbys.

3. CAPACITY EXPANSION. Most RAID implementations cannot easily expand the number of spindles connected, while RAID 7 can grow from 3 to 48 drive channels in low cost increments. Most RAID levels have a fixed drive capacity that must be used but RAID 7 can use any size SCSI drive.

4. CONNECTIVITY. Very few RAID implementations will support more than a single host interface although several products will support a maximum of four. RAID 7 supports twelve host interfaces.

5. "STANDARDS". RAID 7 implements industry standards both internally and externally. Most competitive products bundle disk drives for marketing reasons.

6. ARCHITECTURE. RAID 7 architecture has 3 key components: asyschronous hardware and software architecture, a real-time operating system and standards-based components.

PATENTS AND PROPRIETARY RIGHTS

        SCC's policy is to protect its technology by, among other things, filing patent applications with respect to its technology considered important to the development and growth of its business. SCC also relies upon trade secrets, unpatented know-how, continuing technological innovation and the aggressive pursuit of licensing opportunities in order to develop and maintain its competitive position in the data storage marketplace.


        SCC has been awarded certain U.S. patents and has additional U.S. patent applications pending. Foreign counterparts of certain of these applications have been filed, or may be filed at the appropriate time. SCC decides on a case-by-case basis as to whether, and in which countries, it will file foreign counterparts of a U.S. patent application. Despite SCC's vigorous efforts in protecting its technology and products by securing patents, trademarks and copyrights where SCC deems such investment of its resources to be prudently spent in protecting its rights in and to the technology, SCC cannot be assured that any of these protections will be enforceable or held to be valid against possible legal challenges in the future. Additionally, SCC cannot be assured that protections afforded by domestically issued patents will receive similar safeguards for patents issued in foreign jurisdictions, against the unlicensed and unauthorized manufacture, use or piracy of SCC's products and technology. There can be no assurance that SCC will develop proprietary products or technologies in the future which are patentable, that any issued patent will provide SCC with any competitive advantages or will not be challenged by third parties, or that the patents of others will not have a material adverse effect on SCC's ability to do business.


        SCC requires all employees, and most consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with SCC. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with SCC is to be kept confidential and not disclosed to third parties except in specific circumstances. All of SCC's employees have entered into agreements providing for the assignment of rights to inventions made by them while in the employ of SCC.


        In the future, litigation may be necessary to protect SCC's technologies and such litigation may be costly and time consuming. Despite such efforts to protects its interests, unaothorized parties may attempt to copy aspects of SCC's products or to obtain and use information that SCC regards as proprietary. There can be no assurance that SCC attempts to protect its present and future technologies will be adequate or that SCC's competition will not independently develop similar technology or exceed SCC's product permances, duplicate SCC's products or design around patents issued to SCC or other intellectual property rights of SCC.


COMPETITION


        The RAID information storage market is extremely competitive. However, it is also extremely fragmented. Companies such as IBM, IPL, Digital Equipment Corporation, EMC, Hewlett-Packard, Micro Technology, Sun Microsystems, UNISYS, Data General, StorageTek, and more than 100 other public and private companies provide disk arrays for a wide variety of computer systems, workstations and PCs. Although the Company, to its knowledge, is currently the only vendor offering an asynchronous transfer RAID 7 disk array, many of SCC's competitors benefit from greater market recognition and have greater financial, research and development, production and marketing resources than the Company.

FOREIGN OPERATIONS

        SCC has established several different operational methods in order to penetrate, develop and capture international markets. SCC has discovered that a combination of distributors and value-added resellers (VARs), along with the development and formation of wholly owned subsidiaries, and affiliated, minority owned entities, have enabled SCC to penetrate international markets, and leverage the working capital requirements to maximize returns on its marketing and sales efforts.

        In November 1992, the Company formed Storage Computer Europe, GmbH, a wholly owned subsidiary located in Wiesbaden, Germany, which provides sales and product support throughout Europe. In September 1992, SCC entered into a joint venture agreement as a minority shareholder and formed Storage Computer (Asia) Ltd. for the purpose of selling and servicing SCC's products in Hong Kong and China, and managing the distribution operation in the Asia Pacific Region with the exception of Japan and Australia. Similarly, in December 1995, SCC acquired a minority interest in Open Storage Solutions, S.A., in France, for the purpose of collaborating to sell and service products in that region. [Subsequent to the acquisition, OSS adopted the name Storage Computer (France).]


        In the first quarter of 1995, SCC acquired the assets of Vermont Research Corporation, and its subsidiaries. As a result of this acquisition, SCC acquired an ongoing operation in the United Kingdom and has restructured the organization (now called "Storage Computer United Kingdom Ltd.") to manufacture and support the sales and service of the Company's products in Western Europe.

        The remaining international markets are coordinated and supported in the United States by the Vice President of International Sales, with the use of the distributor network. The distributors are responsible for bringing the product line into the region, providing support and maintenance services and maintaining an inventory of spare parts. The distributors also establish relationships with VARs (value-added-resellers), who sell the Company's products to final end users.


        The Company currently has sales activity in thirty countries, including Japan, Germany, the United Kingdom, France, China, Australia, Mexico, Canada,
Saudi Arabia and South Africa. For the year ended December 31, 1995, international sales accounted for approximately 53% of the total sales for the Company. For more detailed information, please see Note J, Foreign Operations, on pages F-17 and F-18 of the Financial Statements for the years ended December 31, 1995 and 1994.


CUSTOMERS

The Company has an extensive worldwide customer list. The RAID 7 product family has been sold to customers in a broad range of industries including banking, financial services, transportation, distribution, electric power utilities, universities, legal services, telecommunications, government, engineering, oil exploration, manufacturing and printing. K2 has been sold to customers in telecommunications, process control and defense markets. It is the goal of the Company to cross-market existing customers, using the full product offering in order to leverage the existing customer base.

EMPLOYEES

At March 6, 1996, the Company had 84 full time employees. Of these employees, 67 were in the United States, 10 in the United Kingdom and 7 in Germany. The Company considers its employee relations to be good and none of the Company's employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

        The Company currently leases a 35,000 sq. ft. facility which is occupied by its light manufacturing, research and development and office operations in Nashua, New Hampshire. The lease is with an affiliated entity and in 1995, the Company paid a monthly rental of $15,000. The current monthly rental payment is $15,600 per month, which the Company believes is comparable to rentals of similar nature in the area and is indicative of a fair market rental which could be obtained from an unrelated third party having negotiated an arms-length transaction. The Company leases all of its outside sales offices. All of the Company's property and premises are adequately protected by insurance coverage.


ITEM 3. LEGAL PROCEEDINGS


        On December 14, 1994, Raul Kacirek, a former employee of the Company, instituted a suit against the Company in Superior Court, Cheshire County, New Hampshire (Dkt. No. 94-E-0102). The suit alleges that the plaintiff properly exercised, in part, an employee stock option and is entitled to have up to 300,000 shares of Common Stock issued to him, but does not seek monetary damages. The Company has filed responsive pleadings (including motions and counterclaims) and believes that the options were not properly and timely exercised, and that the Complaint is otherwise without merit, and it intends to defend the case vigorously.

        During the third quarter of 1995, Michael J. Flannery, former Vice President of U.S. Sales, brought several legal actions against Storage Computer Corporation and/or its President and Chief Executive Officer, Theodore J. Goodlander, two of which were later withdrawn and one which has been discharged as described herein below. On July 18, 1995, Mr. Flannery charged the Company and Mr. Goodlander in Plymouth Superior Court, in Plymouth County, Massachusetts, for wrongful termination of employment, due to disability and age discrimination, tortious interference with advantageous relations and other allegations as a result of his dismissal from the Company (Massachusetts Civil Action No. 95-154-A). The suit makes a claim for unspecified monetary damages for alleged damages to Mr. Flannery. Also, Mr. Flannery filed an action with the New Hampshire Department of Labor on July 17, 1995 for payment of back wages, commissions and vacation pay. A hearing on this matter was held on November 30, 1995 and a decision in favor of the Company was received on December 29, 1995, which denied all of Mr. Flannery's claims. The Company believes that the actions filed and claims made by Mr. Flannery are untrue and without merit and that all obligations owed to Mr. Flannery have been satisfied and paid in full. The remaining action has, and will continue to be, vigorously defended.

        The Company does not believe that its continuing involvement in, any judicial decision rendered or the resolution of the two legal proceedings, will have a material effect upon the Company's business, operating results or financial condition.


        The Company is not presently aware of, or involved in, any other litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE
                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the American Stock Exchange under the symbol "SOS".

        The following table sets forth the range of the high and low sales information for the Common Stock of the Company from March 8, 1995 (the date the Company's Common Stock commenced trading on the American Stock Exchange) for the fiscal periods indicated, as reported by the American Stock Exchange.

FISCAL 1995                                      HIGH                     LOW
                                                 ----                     ---

  First Quarter (from March 8, 1995)            $13.75                   $6.50
  Second Quarter                                $11.88                   $6.63
  Third Quarter                                 $10.25                   $7.88
  Fourth Quarter                                $10.13                   $7.00


On February 29, 1996, there were 413 record holders of the Company's Common Stock. The Company believes the actual number of beneficial owners of the Common Stock is greater than the stated number of holders of record because a large number of the shares of the Company's Common Stock is held in custodial or nominee accounts for the benefit of persons other than the record holder.

The Company has never paid any dividends and does not anticipate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, selected income statement data expressed as percentages of net sales.

                                                For the Years Ended December 31
                                                  1995(1)               1994(1)
                                                  -------               -------
Net sales                                          100.0%               100.0%
Cost of goods sold                                  52.1                 43.3
                                                   -----                -----
 Gross profit                                       47.9                 56.7
                                                   -----                -----
Sales and marketing expenses                        20.8                 20.3
General and administrative expenses                  4.7                  8.9
Royalty expense                                      2.8                  2.3
Engineering and development expenses                 9.1                 13.1
                                                   -----                -----
     Total expenses                                 37.4                 44.6
                                                   -----                -----
     Income from operations                         10.5                 12.1
Other income                                         0.9                 (3.1)
Interest income (expense), net                      (0.7)                (0.5)
                                                   -----                -----
     Income before provision for income taxes       10.7                  8.5
Provision for income taxes (credit)                 (0.1)                 7.2
                                                   -----                -----
     Net income                                     10.8%                 1.3%
                                                   -----                -----



(1) On March 6, 1995, Vermont Research Products, Inc., a wholly-owned subsidiary of the Company, acquired the entire business and substantially all of the property and assets of Vermont Research Corporation. The acquisition was accounted for as a pooling of interests and accordingly, the results of operations in the financial statements for all of the periods included herein, are presented as if the acquisition had been consummated at the beginning of the earliest period presented.

On March 6, 1995, the Company acquired the assets of Vermont Research Corporation ("VRC") pursuant to an Agreement and Plan of Reoganization. One result of this pooling of interests was that the shares of common stock of the Company exchanged for the VRC common stock were registered with the SEC and the Company became listed on the American Stock Exchange (stock symbol "SOS"). The following is the analysis of the financial condition of the Company which discusses and analyzes the results of operations and financial statements for the years ended December 31, 1994 and 1995. Such analysis has been conducted to reflect the retroactive, combined results of operations of the Company and VRC as if the acquisition had been consummated at the beginning of the earliest period presented.


FISCAL 1995 COMPARED WITH FISCAL 1994


Net sales increased from approximately $14.5 million in 1994 to $23.1 million in 1995, an increase of 59%. The increase in net sales was due to the opening of new sales offices, increased marketing and sales efforts and an increase in the market acceptance of the Company's products. Total sales have been expressed as a percentage of sales by geographic region in the table below.

                                         Year ended        Year ended
                                        December 31,      December 31,
                                            1995              1994


     US Domestic Sales                       39%               47%
     US Export Sales- Far East               20%               21%
     US Export Sales- Europe                  4%                2%
     US Export Sales- Other                   3%                6%
     European Domestic Sales                 23%               21%
     European Export Sales                   11%                3%



Additionally, the Company increased its distribution channels both in and outside of the U.S. through the use of affiliated distributorships, and increased its presence in the U.K. as a result of the Company's acquisition of Vermont Research Corporation, which included a wholly-owned operating subsidiary in the United Kingdom. The introduction of new products also contributed to the increase in the Company's net sales.

The Company's gross margin increased from $8,227,631 to $11,076,148, but decreased as a percentage of sales, from 56.7% in 1994 to 47.9% in 1995. This decrease in gross margin percentage was due primarily to the sales mix shifting to larger systems. Such larger systems have lower gross profit margins due to the fact that more of their components are manufactured by other companies which have a higher cost and are sold at a lower gross profit margin than those components which are manufactured by the Company.



Sales and marketing expenses increased from approximately $2.95 million in 1994 (20.3% of sales) to $4.82 million in 1995 (20.8% of sales). Increases and expansion of sales and marketing efforts, opening of sales offices and the addition of VRC's sales personnel into the Company's sales force, accounted for a substantial portion of the increase in sales and marketing expenses. A portion of the Company's increase in sales and marketing expenses in fiscal 1995 was related to the expansion of its foreign sales operations. Generally, start up and expansion expenses for such foreign operations have exceeded such expenses for similar domestic operations, when expressed as a percentage of sales. Historically, the initial costs of expanding such operations usually involve longer purchasing cycles than in the U.S. and hence, require support from the Company for a longer period of time. It is the Company's belief that the anticipated long-term returns and results from initiating and maintaining such operations will offset the initial and development costs, and in the long-term will yield gross profit margins and net returns to the Company which are similar to domestic operations, as and if these foreign operations fully mature as independent operations and continue to expand.

General and administrative expenses decreased from $1.296 million in 1994 (8.9% of sales), to $1.090 million in 1995 (4.7% of sales). The decrease was primarily attributable to the fact that in 1994, additional expenses were incurred due to the existence of two separate administrative staffs and officers of VRC and the Company, prior to their consolidation. After the acquisition in 1995, the consolidation of the two companies' operations enabled the Company to further reduce personnel in administrative staff positions.

Engineering and development expenses increased in total dollars, from $1,901,091 in 1994 to $2,116,542 in 1995, but decreased as a percentage of sales from 13.1% in 1994, to 9.1% in 1995. Such decrease in percentage of sales was attributable to the consolidation of the companies which provided for efficiencies in personnel at a single location, the discontinuance of some inefficient and older products, and the elimination of some positions which were considered redundant.

Other income/expense varied almost $576,000 between 1994 and 1995. The largest portion of the net expense of $493,000 in 1994 was a non-recurring reorganization charge of over $500,000. This cost was incurred largely from professional fees for legal and accounting services relating to costs of registering shares with the SEC and the Company's listing with the American Stock Exchange which were required by the Company's acquisition of Vermont Research Corporation.

Income taxes in 1994 were approximately 7.2% of sales, as opposed to a credit of $27,038 in 1995. The major reasons for the difference are: i) non-deductibility of the reorganization expenses in 1994 for tax reporting, and ii) subsequent to the reorganization completed in 1995, the Company was better able to realize more of the net operating loss carryovers of VRC.

Interest expense increased from 1994 to 1995, primarily as a result of the carrying cost for larger amounts of inventory to support a corresponding increase in sales.

Net income increased from $182,985 in 1994 (1.3% of net sales) to $2,486,595 in 1995 (10.8% of net sales) due primarily to increases in sales, improved operating efficiencies due to economies of scale, and income tax benefits derived from the Company's acquisition of Vermont Research Corporation in 1995.


LIQUIDITY AND CAPITAL RESOURCES

From its inception through 1993, the Company has financed its growth primarily from cash generated from operations and seasonal bank borrowings.

Inventories and accounts receivable both increased between 1994 and 1995. Such increase was necessary to support the increased sales. A major portion of the increase in inventories was financed by an increase in accounts payable.


As of December 31, 1995, the Company's working capital was $8,910,796, including cash and cash equivalents of $871,101. On August 6, 1995 the Company entered into an unsecured line of credit agreement with State Street Bank for $6,000,000, of which $399,973 had been borrowed at December 31, 1995. The Company believes that its financial resources, available from cash generated from operations and its current borrowing facilities, will be sufficient to fund its operations through the end of 1996.

FOREIGN CURRENCY RISK


The Company  believes that it effectively  manages its foreign currency risk by:
(i) conducting most of its sales in U.S. dollars and (ii) managing the inter-company receivables and payables. Management does not currently utilize any derivative products to hedge such risk as it believes its current accounting controls and procedures are adequate to safely address such issues. Although no specific strategies for management of currency related to the Company's subsidiaries' receivables and payables exist currently, the Company is presently reviewing the matter to determine what, if any, policies and procedures should be implemented. The Company's foreign subsidiaries' obligations to their parent company are denominated in US Dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the US Dollar and the subsidiaries' functional currencies. This exposure is limited to the period between the time of accrual of such liability to the parent in the subsidiaries' local currency and the time of its payment in US Dollars. Other than the intercompany balances noted above, the Company does not believe it has any material unhedged monetary assets, liabilities or commitments which are denominated in a currency other than the operations' functional currency. The Company expects such exposure to continue until its foreign subsidiaries reach a mature level of operations.


INFLATION

The Company does not believe that inflation has had any impact on its operations, sales or net income, during the period covered by this report.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         See Index to Financial Statements and pages F-1 through F-18 attached (Audited annual financial statement for the years ended December 31, 1995 and 1994).


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

         NONE

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


EXECUTIVE OFFICERS AND DIRECTORS

  The following table sets forth certain information concerning executive officers and directors of the Company:

       NAME                 AGE                       POSITION
       ----                 ---                       --------

 Theodore J. Goodlander      52       Chairman of the Board, President and Chief
                                       Executive Officer, Director
 Shigeho Inaoka(1)(2)        53       Director
 Norunn Heilevang(2)         47       Treasurer

- -----------

(1)        Member of Compensation Committee
(2)        Member of Audit Committee

THEODORE J. GOODLANDER founded the Company in 1991. He has been a director, Chairman of the Board of Directors, President and Chief Executive Officer since the Company's inception. Mr. Goodlander served as President of Cab-Tek, Inc., a computer accessories manufacturing company, from 1981 to 1984. From 1978 to 1981, he was employed as a private investor and from 1968 to 1978 Mr. Goodlander held various management positions at Wang Laboratories, Inc., including Vice President International and Far East Marketing Manager. Mr. Goodlander attended Syracuse University and is a graduate of the Program for Management Development at Harvard Business School.

SHIGEHO INAOKA has been a director of the Company since September, 1993. Mr. Inaoka has served as President of TechnoGraphy, Inc. a manufacturer of multimedia computer systems and an exclusive distributor of the Company's products in Japan since 1992. From 1989 to 1992, Mr. Inaoka was President and Chief Executive Officer of Sony Computer Systems, Inc. He received a business degree from Meiji University in 1967 and a Masters degree in Computer Systems Engineering from Tokyo Computer Academy in 1968.

NORUNN HEILEVANG was appointed Treasurer in October 1994. Since 1982, Ms. Heilevang has also served as Administration Manager of Cab-Tek Inc. From 1978 to 1982, she served as Vice President and Chief Financial Officer of Cizek Audio, Inc. Ms. Heilevang holds an AA in Accounting from Forde Business College, Forde, Norway.

All directors hold office until the next annual meeting of the stockholders and until their successors are elected and qualified. All officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any of the directors, or officers of the Company.

BOARD COMMITTEES

The Board of Directors has a Compensation Committee, which makes recommendations concerning salaries and incentive compensation for employees of, and consultants to, the Company, and an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent auditors.

DIRECTOR COMPENSATION


The Board of Directors do not receive any cash compensation for their service on the Board of Directors. Directors who are employees of the Company are not paid any additional compensation for serving as directors.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has a Compensation  Committee,  consisting of the current members of
the  Board  of  Directors.   The  Compensation   Committee  is  responsible  for
establishing executive compensation.

ITEM 10.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal year ended December 31, 1995 by its Chief Executive Officer and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during such fiscal year:



                                                                 ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                                                 -------------------                     ----------------------
                                                                                            OTHER                         ALL
                                                                                           ANNUAL         STOCK          OTHER
                NAME AND                      FISCAL        SALARY           BONUS      COMPENSATION     OPTIONS     COMPENSATION
           PRINCIPAL POSITION                YEAR (1)         $                $             ($)(2)        (#)            ($)(3)
           ------------------                --------     ----------       --------    ---------------   -------    ------------

Theodore J. Goodlander,
  President and Chief Executive Officer        1995       $147,727            ---            ---           ---            ---


- ------------------------


  (1)      The Company's fiscal year for 1995 ended on the last day of December.

  (2) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the executive officer during the fiscal year ended December 31, 1995.

  (3) The Company did not grant any restricted stock awards or stock appreciation rights (SARs) or make any long-term incentive plan payouts to the above named executive during the fiscal year ended December 31, 1995.

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


  The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of July 16, 1996 by (i) each director of the Company, (ii) each of the executive officers named in the Summary Compensation Table above, (iii) all directors and executive officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of the Common Stock.



                                                       SHARES OF COMMON STOCK
                                                        BENEFICIALLY OWNED(1)
                                                       ---------------------

DIRECTORS, OFFICERS AND 5% STOCKHOLDERS                NUMBER           PERCENT
- ---------------------------------------                ------           -------


Theodore J. Goodlander                                4,000,000(1)        37.61%
Storage Computer Corporation.
11 Riverside Street
Nashua, New Hampshire 03062

Goodlander 1990 Family Trust                          3,290,000           30.93%
c/o Jeanie McCready, Trustee
22 Kessler Farm Drive  #684
Nashua, New Hampshire  03063

Norunn                                                  220,000(2)         2.07%
Heilevang
8 Nigel Lane
Nashua, New Hampshire  03062

Shigeho Inaoka                                           504,300(3)        4.74%
2 Chome-16-7
Yuwato, Minami Komae-Shi
Tokyo, Japan F201

All directors and executive officers as a group (4).... 8,014,300         75.35%


 ----------

 (1) Does not include 3,290,000 shares of Common Stock held by the Goodlander 1990 Trust established for the exclusive benefit of Mr. Goodlander's children and as to which Mr. Goodlander exercises no voting or dispositive control and disclaims beneficial ownership.
 (2) Does not include 50,000 shares of Common Stock issuable upon the exercise of options granted under the Company's Amended and Restated Stock Incentive Plan.
 (3) Includes 252,470 shares of Common Stock held by TechnoGraphy, Inc. for which Mr. Inaoka is an executive officer and in which he owns a controlling interest. Does not include 10,000 shares of Common Stock issuable upon exercise of options granted under the Company's Amended and Restated Stock Incentive Plan.
 (4)       See Footnotes (1)-(3) above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CAB-TEK, INC.

         SCC was spun off by Cab-Tek, Inc., a company which was owned by Mr. Goodlander and Ms. Heilevang, through the purchase of the related inventory and fixed assets used in connection with the development of RAID 7. These assets were in turn contributed as the initial capital of SCC. SCC subsequently purchased all of the RAID technology and the rights to all issued and pending patents and trademark of Cab-Tek, Inc. for $10,000 plus a royalty of 3% of SCC's total net sales, scheduled through March 30, 1996 (up to a cumulative maximum royalty of $5,000,000). The royalty rate was set within the range of what management believed to be industry practice, and was substantially lower than the rate management believes it would have accepted from a non-affiliated party. The maximum royalty amount was set by management through analysis to determine an amount reasonable and fair to both parties. Among the factors considered in the analysis were the history of the related development expenses and risks, the prospects for the Company's business and earnings, and the development expenses of similar and competing companies. On December 31, 1995, the Company negotiated the fully paid termination of the royalty agreement as of December 31, 1995. The termination included a final contract payment of $10,000 which is included in royalties paid for 1995. No further payments or obligations are due under the agreement, and all rights and patents are the property of the Company.

         Originally all development, overhead and asset purchases for SCC were made by Cab-Tek, Inc., until June of 1991 when SCC was separated from Cab-Tek. From June 1991 to December 1993, Cab-Tek and SCC shared the same facilities and common expenses. During this period all utility, maintenance and common facility expenses were allocated on a per square foot basis which management concluded to be the most reasonable and accurate method, and billed between the related parties. As of May 1994, Cab-Tek ceased all operations and sharing of any common expenses.

KRISTIANIA CORP.

         SCC currently leases a 35,000 sq. ft. facility which is occupied by its light manufacturing, research and development and office operations in Nashua, New Hampshire. The lease is with Kristiania Corp., an affiliated entity, and during 1995, provided for a monthly rental of $15,000. The Company believes that the rental is commensurate with fair market rental value of similar facilities in the area, and is indicative of a rental value which would be attainable in an arms-length transaction.

STORAGE COMPUTER (ASIA) LTD.

         SCC has purchased a minority interest in Storage Computer (Asia) Ltd. ("SCAL"), formed for the purpose of selling and servicing SCC's products in Hong Kong and China. SCAL is capitalized at HK$3,000,000. Mr. Eddie Hwang (a United States citizen resident in Hong Kong) invested HK$1,650,000.00 in cash, and controls fifty-five percent (55%) of SCAL's issued and outstanding stock. Micro Research Computers Limited ("Micro Research", a Hong Kong based computer and software company) was issued twenty-five percent (25%) of the shares, in consideration of the contribution of facilities and engineering services over the first two years of SCAL's operation, valued at Hong Kong $750,000. SCC purchased the remaining 20% of the shares for HK$600,000.00 by issuing 22,000 shares of SCC's Common Stock, then valued at US $3.50 per share. No transfer of SCC's technology was involved in the joint venture, and SCC retains all rights to the use of SCC's trademarks and the sales territories in the event that the joint venture is discontinued for any reason. In addition, SCC holds an option to purchase all of the shares of Mr. Hwang and Micro Research at a price to be negotiated at the time of exercise. If and when SCC elects to exercise its option to purchase all of the shares of SCAL, purchasers of shares of Common Stock offered hereby will suffer an immediate dilution in the net tangible value of the Common Stock.

OPEN STORAGE SOLUTIONS

         Per the terms of an agreement executed on December 22, 1995, the Company purchased 1,375 voting shares of Open Storage Solutions, S.A., for approximately $55,000. Such shares represent a 20% interest in the organization, which has been named as exclusive distributor in France. Such agreement does not restrict any of SCC's OEMs, systems integrators or distributors selling to customers in France. The agreement is terminable upon various conditions, one of which is that Mr. Frank Borens is no longer the majority owner and chief executive officer of the organization, various pricing commitments and sets forth the parties' mutual obligations, representations and warranties, including the organization's adoption of the name "Storage Computer (France)". The organization was developed to promote, sell and service SCC's products and to further increase the market opportunities for SCC's products in France. No transfer of SCC's technology was made per the terms of the agreement which protects SCC's rights to sell its products in the event of termination of the agreement for any reason .

RELATED PARTY DEBT

         Since the inception of the Company, Mr. Goodlander and Cab-Tek, Inc. have made secured cash loans to the Company at interest rates of prime plus 1% in total amounts of $465,000 and $775,000, respectively. In December of 1994, the Cab-Tek note payable of $775,000 was assigned to Mr. Goodlander in payment of monies owed to Mr. Goodlander by Cab-Tek, Inc. As of December 31, 1995, the debts owing to Mr. Goodlander, under his own note and the note assigned to him by Cab-Tek, Inc., was $910,000. The note is unsecured and is subordinate to the note being held by the bank which provides the Company's line of credit.


         Amounts totalling $299,500 of deferred salary payable due to Mr. Goodlander, as CEO and President of the Company, are reflected in the December 31, 1995 and 1994 balance sheets.

         For the years ended December 31, 1995 and 1994, the Company had sales to affiliates of approximately $1,700,000 and $442,000, respectively. Included in accounts receivable at December 31, 1995 and 1994 are amounts due from affiliates of approximately $731,000 and $221,000, respectively.


         During the year ended December 31, 1993, certain relatives of Mr. Goodlander, namely Mr. Samuel A. Tamposi and The Barbara S. Tamposi Revocable Trust made secured loans at an 8% interest rate in the amount of $90,000 and $300,000, respectively. During the year ended December 31, 1993 the Samuel A. Tamposi loan was repaid in full. During the year ended December 31, 1994 the Barbara S. Tamposi Revocable Trust loan was repaid in full by a cash payment of $149,500 and the issuance of 43,000 shares of Storage Computer Corporation stock for $150,500. In addition, Mr. Samuel A. Tamposi purchased 100,000 shares of Storage Computer Corporation stock for a cash payment of $350,000.

CONVERSION OF SUBORDINATED CONVERTIBLE DEBENTURES


         On October 22, 1993, SCC issued 6% Subordinated Debentures due October 21, 1994 to each of TechnoGraphy, Inc. (an SCC distributor), Shigeho Inaoka (an SCC director) and Shuji Yokoyama (collectively the "Lenders"), in the principal amounts of $115,000, $350,000 and $940,000, respectively. On October 21, 1994, each of the Lenders converted the entire principal amount of the Debentures into 392,500 shares of Common Stock, at the price of $3.50 per share of Common Stock, such conversion price having been determined by the Company and the Lenders to be the fair market value of the Company's Common Stock as of October, 1993.

TERMS OF RELATED PARTY TRANSACTIONS

         SCC believes the foregoing transactions were on terms no less favorable to SCC than could have been obtained from unaffiliated third parties. As a matter of policy, in order to reduce the risks of self-dealing or a breach of the duty of loyalty to SCC, all future transactions between SCC and any of its officers, directors or principal stockholders will be subject to approval by a majority of the disinterested members of the Board of Directors of SCC.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

           (a)    The following documents are included as part of the report:

                  (1)      Financial Statements

                           The following financial statements of the Company and
                           the  report  of  the  independent   certified  public
                           accountants are filed as part of this report:

                           Index to Financial Statements
                           Report of Independent Public Accountants
                           Balance Sheets
                           Statements of Income
                           Statements of Stockholders' Equity
                           Statements of Cash Flows
                           Notes to Financial Statements

                  (2)      Financial Statement Schedules
                           None

                  (3)      Exhibits

                           Certain of the exhibits  listed  hereunder  have been
                  previously filed with the Commission as exhibits to certain prior registration statements and periodic reports as indicated in the footnotes below. The location of each document so incorporated is indicated by footnote.


       *3.1 Restated Articles of Organization
       *3.2 Amended and Restated By-Laws
       *4.1 Specimen Common Stock Certificate
      *10.1 Agreement and Plan of Reorganization:(re:acquisition of the assets of Vermont Research Corporation), including amendments thereto, including shareholders votes, proxy statement/prospectus and S-4 Registration Statement as amended
      *10.2 Revolving Credit Agreement dated August 6, 1995 between the Company and State Street Bank (incorporated herein by reference to Exhibit 1 to Form 10-QSB for the quarter ended June 30, 1995)
      *10.3 Lease Agreement between the Company and Kristiania Corp.
      *21.1 Subsidiaries of the Company


      -------------------------------------
 *    previously filed

 (b)  Reports on Form 8-K
          A report on Form 8-K was filed by the Company on December  15, 1995.

                                   SIGNATURES




 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Nashua, New Hampshire, on the 1st day of August, l996.



                                       STORAGE COMPUTER CORPORATION



                                       BY: /s/Theodore J. Goodlander
                                       -----------------------------------------
                                           Theodore J. Goodlander
                                           President and Chief Executive Officer


 Pursuant to the requirements of the Securities and Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.



 SIGNATURE                            CAPACITY                                     DATE
 ---------                            --------                                     ----


 /s/Theodore J. Goodlander    Chairman of the Board of Directors, CEO          August 1, 1996
- --------------------------    (Principal Executive Officer and              -------------------
Theodore J. Goodlander        Pricnipal Accounting Officer)



          *                   Director                                         August 1, 1996
- --------------------------                                                  -------------------
 Shigeho Inaoka

* By: /s/ Theodore J. Goodlander
     --------------------------
     Theodore J. Goodlander,
     Attorney-in-fact



                          STORAGE COMPUTER CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1995 AND DECEMBER 31, 1994








                                  - I N D E X -


                                                                          PAGE
                                                                         NUMBER
                                                                         ------

INDEPENDENT AUDITORS' REPORT                                               F-1

CONSOLIDATED BALANCE SHEETS AS AT
DECEMBER 31, 1995 AND DECEMBER 31, 1994                                    F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
THE YEARS ENDED DECEMBER 31, 1995 AND 1994                                 F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY FOR THE YEARS ENDED DECEMBER 31, 1995
AND 1994                                                                   F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
THE YEARS ENDED DECEMBER 31, 1995 AND 1994                                 F-5

NOTES TO FINANCIAL STATEMENTS                                              F-7








                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Storage Computer Corporation
Nashua, New Hampshire  03062



         We have audited the accompanying consolidated balance sheet of Storage Computer Corporation and subsidiaries as at December 31, 1995 and December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Storage Computer Corporation and subsidiaries as at December 31, 1995 and December 31, 1994, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.






Cambridge, Massachusetts
March 4, 1996



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                      December 31,
                                                                 ----------------------

A S S E T S                                                     1995               1994
- -----------                                                 ----------           -----------


Current assets:
     Cash and cash equivalents............................. $   871,101          $ 3,288,106
     Accounts receivable (Note E)..........................   7,212,091            3,724,133
     Inventories (Note B)..................................   4,580,066            2,783,877
     Prepaid expenses and other current assets.............     106,751               71,755
     Tax receivable........................................      34,003
     Deferred tax asset (Note I)...........................     529,997              222,795
                                                            -----------          -----------

                  Total current assets.....................  13,334,009           10,090,666
                                                            -----------          -----------

Deferred tax asset (Note I) ...............................     588,000                -
                                                            ------------         ----------

Property and equipment, (net of accumulated
     depreciation and amortization of $1,195,662
     in 1995 and $1,061,867 in 1994) (Note C)..............     790,605              614,259
                                                            -----------          -----------

Investment in affiliates ..................................      55,000               23,390
                                                            -----------          -----------

                  T O T A L................................ $14,767,614          $10,728,315
                                                            ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Note payable (Note D)................................. $   399,973          $
     Current portion of long-term debt (Note D)............       4,406
     Current portion of lease obligation payable (Note F)..      35,271               20,000
     Accounts payable......................................   2,350,730              924,326
     Accrued expenses......................................     990,171            1,144,584
     Accrued income taxes..................................     931,016            1,032,439
     Deferred stockholder compensation (Note E)............     299,500              299,500
     Deferred executive compensation.......................                           70,208
                                                            -----------          -----------

                  Total current liabilities................   5,011,067            3,491,057
                                                            -----------          -----------
Long-term debt, less current portion (Note D)..............       6,187              550,000
Lease obligation, less current portion (Note F)............      55,407               18,100
Long-term debt, related party (Note D and E)...............     910,000              910,000
Other long-term liabilities................................ ___________               87,000
                                                                                 -----------

                  Total long-term liabilities..............     971,594            1,565,100
                                                            -----------          -----------

COMMITMENTS (Notes E, F, G and H)

Stockholders' equity (Note H):
     Preferred stock, par value $.001; authorized in
         1995 25,000,000 issued and outstanding none
     Common stock, par value $.001; authorized
         25,000,000 in 1995 and 20,000,000 in 1994;
         issued 10,636,341 at December 31, 1995
         and 10,381,341 at December 31, 1994..............       10,636               10,381
     Additional paid-in capital...........................   12,223,860           11,597,915
     Retained earnings (deficit)                             (3,449,543)          (5,936,138)
                                                            -----------          -----------
                                                              8,784,953            5,672,158
                                                            -----------          -----------
                   T O T A L..............................  $14,767,614          $10,728,315
                                                            ===========          ===========


                 The accompanying notes to financial statements
                          are an integral part hereof.



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                           Year Ended
                                                                          December 31,
                                                                          ------------
                                                                 1995                 1994
                                                              -----------          -----------

Net sales................................................     $23,130,413          $14,522,887
Cost of goods sold.......................................      12,054,265            6,295,256
                                                              -----------          -----------

                  Gross profit...........................      11,076,148            8,227,631
                                                              -----------          -----------

Operating expenses:
     Selling and marketing...............................       4,820,680            2,948,324
     General and administrative..........................       1,089,797            1,295,858
     Research and development............................       2,116,542            1,901,091
     Royalty expense (Note G)............................         648,558              331,862
                                                              -----------          -----------
                                                                8,675,577            6,477,135
                                                              -----------          -----------

                  Operating income.......................       2,400,571            1,750,496
                                                              -----------          -----------

Other income (expense):
     Reorganization (expense) credit (Note A)............         134,821             (506,088)
     Foreign currency transaction gain ..................           8,763               51,785
     Interest income.....................................          84,804              140,497
     Interest expense (Note E)...........................        (238,414)            (213,826)
     Other income .......................................          92,402               34,748
                                                              -----------          -----------
                                                                   82,376             (492,884)
                                                              -----------          -----------


Equity in net loss of affiliates.........................         (23,390)             (28,087)
                                                              -----------          -----------

                  Income before income taxes.............       2,459,557            1,229,525
                                                              -----------          -----------

Provision for federal and state income taxes (Note I):
         Current tax expense.............................         869,164            1,046,859
         Deferred tax (benefit) expense..................        (896,202)                (319)
                                                              -----------          -----------
                                                                  (27,038)           1,046,540
                                                              -----------          -----------

                  NET INCOME.............................     $ 2,486,595          $   182,985
                                                              ===========          ===========


Net income per share.....................................           $0.21                $0.02
                                                              ===========           ==========

Weighted shares outstanding..............................      11,784,441           10,838,324
                                                              ===========          ===========







                 The accompanying notes to financial statements
                          are an integral part hereof.



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                                                Cumulative
                                                    Common Stock         Additional           Retained            Foreign
                                                    ------------           Paid-In             Earnings          Currency
                                              Shares        Par Value      Capital             (Deficit)        Translation
                                              ------        ---------      -------             ---------        -----------


Balance, December 31, 1993...........        9,701,341        $  9,701        $ 9,215,344       $(6,119,123)       $(14,629)

Equity adjustment from foreign
     currency translation............                                                                                14,629

Sale of common stock.................          136,500             137            477,434

Conversion of debt into common
     stock        ...................          543,500             543          1,905,137

Net income...........................                                                               182,985
                                           -----------    -----------        -----------        -----------        --------


Balance - December 31, 1994..........       10,381,341          10,381         11,597,915        (5,936,138)              -

Conversion of debt into common
     stock (Note D)..................          135,000             135            624,865

Exercise of stock options............          120,000             120              1,080

Net income...........................                                                             2,486,595
                                            ----------        --------        -----------       -----------        --------
                                            10,636,341        $ 10,636        $12,223,860       $(3,449,543)       $      -
                                            ==========        ========        ===========       ===========        ========



                 The accompanying notes to financial statements
                          are an integral part hereof.



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                        December 31,
                                                                       ------------
                                                                    1995               1994
                                                                    ----               ----

Cash flows from operating activities:
     Net income   ...........................................    $ 2,486,595       $   182,985
         Adjustments to reconcile net income to net
              cash used in operating activities:
              Depreciation and amortization..................        302,041           216,093
              Deferred tax (benefit).........................       (896,202)             (319)
              Amortization of debt discount..................         74,854
              Equity in net loss of Storage Computer
                  (Asia), Ltd................................         23,390            28,807
              Gain on foreign currency
                  translation adjustment.....................         (8,763)          (51,785)
              Gain on sale of property.......................                          (14,668)
         Changes in operating assets and liabilities:
              Accounts receivable............................     (3,487,958)       (1,401,656)
              Inventories....................................     (1,796,189)       (1,423,200)
              Other current assets...........................        (68,979)           41,445
              Accounts payable and accrued expenses..........      1,099,506         1,799,788
                                                                 -----------       -----------

                  Net cash used in operating activities......     (2,271,705)         (622,510)
                                                                 -----------       -----------
Cash flows from investing activities:
     Capital expenditures....................................       (388,953)         (448,178)
     Proceeds from sale of property..........................                           34,500
     Investment in Storage Computer France...................        (55,000)                -
                                                                  ----------       -----------

                  Net cash used in investing activities......       (443,953)         (413,678)
                                                                 -----------       -----------
Cash flows from financing activities:
     Net proceeds from credit line...........................    $   399,973
     Repayment on long-term debt and capital lease
         obligations.........................................        (15,263)         (525,898)
     Net proceeds from issuance of common stock..............                          477,571
     Reduction of other long-term liabilities................        (87,000)                -
                                                                 -----------       -----------
                  Net cash provided by (used in) financing
                    activities...............................        297,710           (48,327)
                                                                 -----------       -----------
Effect of exchange rate changes on cash .....................            943             5,969
                                                                 -----------       -----------

Net decrease in cash and cash equivalents....................     (2,417,005)       (1,078,546)
Cash and cash equivalents - beginning of year................      3,288,106         4,366,652
                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS - END OF YEAR......................    $   871,101       $ 3,288,106
                                                                 ===========       ===========




                 The accompanying notes to financial statements
                          are an integral part hereof.



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS





                                                                    December 31,
                                                                    ------------
                                                               1995             1994
                                                               ----              ----

Supplemental disclosure of cash flow information:

     Cash payments for
         Interest ........................................    $  141,865      $  125,949
                                                              ==========      ==========

         Taxes    ........................................    $1,035,000       $   35,000
                                                              ==========       ==========

Supplemental schedule of noncash financing activities:

     Equipment acquired under capitalized lease...........    $   77,000       $   24,000
                                                              ==========       ==========

     Equipment financed by long-term debt.................    $   12,000
                                                              ==========

     Debt converted to common stock 135,000  shares
     issued 1995;  543,500 shares issued 1994
         Increase in common stock.........................           135              543
         Increase in additional paid-in capital...........       624,865        1,905,137
                                                              ----------       ----------


              DECREASE IN DEBT ...........................    $  625,000       $1,905,680
                                                              ==========       ==========




              The accompanying notes to financial statements
                          are an integral part hereof.



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS




(NOTE A) - Nature of Business and Significant Accounting Policies:

          [1]     Nature of business:

                  The Company is engaged in the development, manufacture and sale of computer disk arrays and computer equipment worldwide. The Company began making sales in 1992 and became an operating company during the year ended December 31, 1993. The term "Company" means, unless the context requires otherwise, the Company and its subsidiaries and their respective predecessors.

          [2]     Significant accounting policies:

                  (a)     Principles of consolidation:

                          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Storage Computer Europe GmBH, and Vermont Research Products, Inc. and its subsidiary, Storage Computer UK Ltd. All significant intercompany accounts and transactions have been eliminated. The Company accounts for its investments in Storage Computer (Asia) Ltd. and Storage Computer France, SA, 20%-owned affiliates, by the equity method of accounting.

                          On March 6, 1995, Vermont Research Products, Inc., a wholly owned subsidiary of the Company acquired the entire business and substantially all of the property and assets of Vermont Research Corporation ("VRC")in exchange for SCC common stock ("the Reorganization") The Reorganization was accounted for as a pooling of interests. Accordingly, the results of operations of Vermont Research Products, Inc. are included in the consolidated financial statements for all periods presented as if the Reorganization had been consummated at the beginning of the earliest period presented. The transaction required the issuance of approximately 748,000 shares of the Company's common stock. In connection with the Reorganization, the Company accrued certain expenses in 1994 resulting in an expense charge of $506,088. Actual expenses were less than anticipated resulting in a credit of $134,821 in 1995.








(continued)



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS




(NOTE A) - Nature of Business and Significant Accounting Policies:
           (continued)

          [2]     Significant accounting policies:  (continued)

                  (a)     Principles of consolidation:  (continued)


                          The following is a reconciliation of 1994 sales and net income to include the operations of Vermont Research Products, Inc.:


                                                                               Net income
                          (loss)                            Net Sales
                          ------                            ---------


                          Storage Computer Corporation....  $11,983,279        $1,118,192

                          Vermont Research Products, Inc..    2,539,608          (935,207)
                                                             ----------        ----------
                          Combined .......................  $14,522,887        $  182,985
                                                            ===========        ==========


                          Summary  results  of  operations  for the 1995  period
                          prior  to  the  consummation  of  the   Reorganization
                          (January 1, 1995 to March 6, 1995) are not available.


                  (b)     Inventories:

                          Inventories are stated at the lower of cost (first-in, first-out method) or market.

                  (c)     Depreciation and amortization:

                          Depreciation   and   amortization   of  property   and
                          equipment is computed using both the straight-line and accelerated methods over the following useful lives:

                                                                           Years
                                                                           -----
                             Computer equipment........................... 5 - 7
                             Machinery and equipment...................... 5 - 7
                             Office equipment............................. 5 - 7
                             Leasehold improvements ......................    15
                             Research and development equipment........... 5 - 7
                             Vehicle .....................................     5


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS




(NOTE A) - Nature of Business and Significant Accounting Policies:
           (continued)

[2]       Significant accounting policies: (continued)

                  (d)     Revenue recognition:


                          The Company recognizes revenue when its products are shipped to its customers and sales returns when they are incurred.


                  (e)     Cash and cash equivalents:

                          The Company  considers all highly  liquid  instruments
                          with  a  maturity  of  three  months  or  less,   when
                          acquired, to be cash equivalents.

                  (f)     Earnings per share:

                          Earnings or loss per share data is computed using the weighted average number of shares of common stock outstanding and dilutive common equivalent shares.

                  (g)     Warranty costs:

                          The Company offers various maintenance and warranty agreement plans. The Company provides for future warranty costs based on actual claims experience.


                  (h)     Use of estimates

                          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



(NOTE B) - Inventories:

          At December 31, 1995 and December 31, 1994, the components of inventories were as follows:
                                                       December 31,
                                                       ------------
                                                  1995              1994
                                                ---------         ----------
          Raw materials and
              purchased components......        $2,128,947        $1,706,549
          Work in process...............           615,200           349,273
          Finished goods................         1,835,919           728,055
                                                 ---------        ----------
                                                $4,580,066        $2,783,877
                                                ==========        ==========



(NOTE C) - Property and Equipment:

          Included in property and equipment for the years ended December 31, 1995 and 1994 is equipment acquired under capital lease of approximately $101,000 and $24,000, respectively. Property and equipment are stated at cost and are summarized as follows:

                                                       December 31,
                                                       ------------
                                                  1995               1994
                                                  ----               ----
          Computer equipment and
             software ..................        $  370,139        $  258,288
          Machinery and equipment.......           939,869         1,102,689
          Office equipment .............           117,885            60,845
          Vehicles .....................           191,303            14,719
          Research and development
             equipment .................           318,604           205,995
          Leasehold improvements........            48,467            33,590
                                                ----------         ---------
                           T o t a l....         1,986,267         1,676,126

          Less accumulated depreciation
             and amortization..........           1,195,662        1,061,867
                                                 ----------       ----------

                       B a l a n c e ..          $  790,605       $  614,259
                                                 ==========       ==========


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


 (NOTE D) - Indebtedness:

          Details of the Company's indebtedness are as follows:



               (a) Note payable:

                   As of December 31, 1995, the Company had an unsecured demand line of credit with maximum borrowings of $6,000,000. During the term of the agreement, borrowings bear interest at the bank's prime rate, which was 8.5% at December 31, 1995. The agreement contains certain conditions including, but not limited to, restrictions related to working capital, net worth, and certain financial ratios. At December 31, 1995, the Company had $399,973 of borrowings under this agreement.

               (b) Long-term debt:

                   On June 8, 1993, the Company issued 10% subordinated notes in the principal amount of $625,000. The notes were issued with warrants to purchase shares of common stock. The warrants were valued by the Company creating debt discount. At December 31, 1994 the discounted amount of the subordinated notes amounted to $550,000. During 1995, all of the notes were converted into 135,000 shares of common stock and the related warrants were canceled.


               (c) Long-term debt:

                                                              December 31,
                                                              ------------
                                                            1995        1994
                                                            ----        ----

                 Note   payable  due July 1998,
                     interest at 12.82, collateralized
                     by a vehicle with an original
                     cost  of   $12,000,   monthly
                     payments of principal and interest
                     of $397...........................   $ 10,593
                     Less current portion .............      4,406
                                                          --------
                                                          $  6,187
                                                          ========


(continued)


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



(NOTE D) - Indebtedness:
            (continued)


           (d)   Long-term debt related party:

                   Note  payable  due to the  president  of  the  Company  , due
January 1998 with interest at prime plus 1%, unsecured and subordinated to the demand line of credit. The balance of this note was $910,000 at December 31, 1995 and 1994.



 (NOTE E) - Related Party Transactions:

          The Company currently leases its US facilities from an affiliated entity for a monthly rental $15,600. Rent expense for the years ended December 31, 1995 and 1994 amounted to $152,576 and $105,456, respectively.

          As stated in Note D, the Company has had certain notes payable transactions with related parties. Interest expense charged to operations related to these notes amounted to $91,000 and $80,604 for the years ended December 31, 1995 and 1994, respectively.

          Amounts totaling $299,500 of deferred salary payable due to the President, a major stockholder, are reflected in the December 31, 1995 and 1994 balance sheets.

          For the years ended December 31, 1995 and 1994 the Company had sales to affiliates of approximately $1,700,000 and $442,000, respectively. Included in accounts receivable at December 31, 1995 and 1994 are amounts due from affiliates of approximately $731,000 and $221,000.



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Lease Obligations:

          [1]  Operating leases:

                   The Company leases certain property and equipment under noncancelable leases which expire at various dates through 1997. Future minimum payments are as follows:

               Year Ending
               December 31,
               ------------

                   1996....................................... $10,688

                   1997.......................................   5,059

          Amounts charged to operations under these leases were $10,688 and $13,872 for the years ended December 31, 1995 and 1994, respectively.


          [2]  Capital leases:

                   The Company has entered into various capital leases for equipment. Future minimum payments under these leases are as follows:

                Year Ending
                December 31,
                ------------

                   1996....................................... $36,970

                   1997.......................................  29,022

                   1998.......................................  27,799

                   1999.......................................   1,461
                                                               -------

                                      T o t a l............... $95,252

                   Less amounts representing
                      interest................................   4,574
                                                               -------

                   Present value of future
                      lease payments..........................  90,678

                   Less amounts due within
                      one year................................  35,271
                                                               -------
                   Amounts due after one year.................  55,407
                                                               =======

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



(NOTE G) - Royalty:

          The Company had a royalty agreement with an entity which is related through common ownership. The royalty agreement transferred certain patent rights from the related entity to the Company in exchange for a 3% royalty on net sales up to a maximum cumulative royalty of $5,000,000. The royalty agreement was terminated by mutual consent on December 31, 1995. The Company incurred royalty expense under this agreement of $648,558 and $331,862 for the years ended December 31, 1995 and 1994, respectively


(NOTE H) - Stock Option Plan:

          The Company has a stock option plan which provides for the granting of options to purchase up to 2,500,000 shares of common stock. Option activity during 1994 and 1995 is summarized as follows:

                                                Number of       Option Price
                                                 Shares          Per share
                                                ---------       -------------
    Balance - December 31, 1993............     1,723,500       $ .01 to $3.50
    Granted................................       642,700       $3.50 to $3.60
    Canceled...............................      (497,000)      $ .10 to $3.50
                                                ---------

    Balance - December 31, 1994............     1,869,200       $ .01 to $3.60
    Granted................................       121,950       $2.10 to $3.50
    Exercised..............................      (120,000)      $ .01
    Canceled  .............................      (363,750)      $ .01 to $3.60
                                                ---------

    Balance - December 31, 1995............     1,507,400
                                                =========

          Options for 879,488 shares are exercisable at December 31, 1995 at an average price of $.82 per share. At December 31, 1995, options to purchase 992,600 shares were available for grant under the plan.



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



(NOTE I) - Income Taxes:

          As of December 31, 1995 and 1994, the Company has no net deferred tax liabilities for temporary differences included in its balance sheet. As of December 31, 1995 and 1994, the Company has net deferred tax assets as shown in the following table.


          Temporary differences:


                                                             December 31,
                                                             ------------
                                                          1995         1994
                                                          ----         ----
               Deferred wages........................  $  102,000   $  130,122
               Deferred inventory capitalization
                   costs    .........................      10,168        8,468
               Deferred revenue......................      40,000       19,527
               Accrued expenses......................      20,000       64,678
               General business tax credits..........     360,000      360,000
               Domestic net operating loss
                   carryover.........................   2,380,000    2,431,000
               Foreign net operating loss
                   carryover.........................     613,800      563,800
                                                       ----------   ----------

               Total deferred tax assets ............   3,525,968    3,577,595

               Valuation allowance...................   2,407,971)   3,354,800)
                                                       -----------  ----------
                        Net deferred tax assets .....  $1,117,997   $  222,795


                        Less current portion ........     588,000
                                                       ----------   ----------
                        Noncurrent                     $  529,997   $  222,795
                                                       ==========   ==========



          The domestic net operating loss carryovers, amounting to approximately $7,000,000 expire at various dates through 2009 and the foreign net operating loss carryovers amounting to approximately $2,440,000 can be accrued forward indefinitely. The general business tax credits expire at various dates through 2001.



(continued)


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE I) - Income Taxes (continued):


          The following table reconciles the tax provision per the accompanying statements of operations with the expected provision obtained by applying statutory rates to the pretax income.


                                                             December 31,
                                                             ------------
                                                         1995           1994
                                                         ----           ----


    Income before income taxes....................   $2,459,577     $1,229,525
                                                     ==========     ==========


         Expected tax at Federal statutory
          rate of 34% .............................. $  836,000     $  418,000
    Adjustments due to:
         Increase (decrease)in valuation reserve....   (947,000)       492,000

         Tax credits  ..............................   (115,000)      (122,000)

         Nondeductable expenses (nontaxable income)     (56,000)       205,000

         Foreign rate differential ..................    85,000

         State income taxes, net of federal
             income tax effect.......................    99,000        118,000

         Other.......................................    71,000        (64,000)
                                                     ----------     ----------


    Tax provision per financial statements
         (rounded)    .............................  $  (27,000)    $1,047,000
                                                     ===========    ==========


          For the year ended December 31, 1995 and 1994, nondeductible expenses and nontaxable income relate primarily to costs incurred with the Company's Reorganization with Vermont Research Products, Inc. (Note A).



(continued)



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS





(NOTE I) - Income Taxes (continued):

         The components of the provision (benefit) for income taxes are as follows:



                                                           1995        1994
                                                        ---------    ---------


          Current, net of business tax credits
               of $115,000 and $122,000 in 1995
               and 1994, respectively................. $ 869,164    $1,046,859

          Deferred income taxes, exclusive of
               change in valuation allowance..........    50,627         (319)

          Change in valuation allowance...............  (946,824)          -
                                                        --------    ---------

          Tax provisions per financial statements
              (rounded) ........................        $(27,000)   $1,047,000
                                                        ========    ==========



(NOTE J) - Foreign Operations:

     Operations by geographic area are summarized as follows:



                                            United
                                            States         Europe       Eliminations      Consolidated
                                          ---------        ------       ------------      ------------


1995:
     Domestic sales to
         unaffiliated customers.......    $ 8,928,000     $5,260,000     $                 $14,188,000
     Export sales to
         unaffiliated customers.......      6,328,000      2,613,000                         8,941,000
     Transfers between
         geographic areas.............      6,414,000        290,000      (6,704,000)
                                          -----------      ---------      ----------      ------------
                  Total revenue.......    $21,670,000     $8,163,000     $(6,704,000)     $ 23,129,000
                                          ===========     ==========     ===========      ============



     Net income (loss)................     $2,466,000    $  (103,000)    $   124,000        $2,487,000

     Total assets ....................     16,307,000      3,661,000      (5,200,000)       14,768,000
     Total liabilities................      6,464,000      3,996,000      (4,477,000)        5,983,000




(continued)



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS




(NOTE J) - Foreign Operations (continued):




                                            United
                                            States          Europe         Eliminations      Consolidated
                                            ------          ------         ------------      ------------

1994:
     Domestic sales to
         unaffiliated customers......     $ 6,832,000     $ 3,029,000                       $ 9,861,000
     Export sales to
         unaffiliated customers......       4,145,000         517,000                         4,662,000
     Transfers between
         geographic areas............       2,399,000         179,000       (2,578,000)
                                          -----------       ---------      -----------      -----------
                  Total revenue......     $13,376,000     $ 3,725,000      $(2,578,000)     $14,523,000
                                          ===========     ===========      ===========      ===========

     Net income (loss)...............     $   938,000     $  (555,000)     $  (200,000)     $   183,000

     Total assets ...................      11,615,000       1,966,000       (2,853,000)      10,728,000

     Total liabilities...............       4,755,000       2,000,000       (1,699,000)       5,056,000



         Total revenue by geographic area includes both sales to unaffiliated customers and transfers between geographic areas. Such transfers are accounted for at prices which the Company considers comparable to normal, unaffiliated customer sales.


Export sales from the United States to unaffiliated customers are summarized as follows:


                                                  1995          1994
                                               ---------      ---------
         Far East............................  $4,542,000    $3,009,000
         Europe..............................   1,061,000       261,000
         Other...............................     725,000       875,000
                                               ----------    ----------
                                               $6,328,000    $4,145,000
                                               ==========    ==========

For the years ended December 31, 1995 and 1994 sales to one unaffiliated customer were in excess of 10% of net sales and amounted to $2,602,000 and $1,881,000, respectively.



