Form 10QSB/A
period 1996-03-31
STORAGE COMPUTER CORP
filed 1996-08-02
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


(Mark One)

     [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,1996
                                                 -------------

     [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                                  EXCHANGE ACT

           For the transition period from ____________ to ____________

Commission file number 1-13616

                          STORAGE COMPUTER CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                             02-0450593
     ---------------------------------------------------------------
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)             Identification No.)

                    11 Riverside Street Nashua, NH 03062-1373
                   ------------------------------------------
                    (Address of principal executive offices)


                                 (603) 880-3005
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                      ------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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



                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                 Page(s)
                                                                         -------

         Condensed Consolidated Balance Sheets -- March 31, 1996
         and December 31, 1995 ............................................    3

         Condensed Consolidated Statements of Operations -- Three months
         ended March 31, 1996 and 1995.....................................    4

         Condensed Consolidated Statements of Cash Flows -- Three months
         ended March 31, 1996 and 1995.....................................    5

         Notes to Condensed Consolidated Financial Statements --
         March 31, 1996....................................................    7

Item 2. Management's Discussion and Analysis or Plan of Operation..........    8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   12
Item 6.  Exhibits and Reports on Form 8-K..................................   12




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

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers, or employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations, possible acquisitions, and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical marketing and financial resources; the Company's ability to promptly and effectively respond to technological change which meet evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations. For a further discussion of these and other risks and uncertainties, reference is hereby made to Exhibit 99 filed with this report.


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


Except for sales which occur through the Central European sales office located in Germany and the Western European sales office located in the United Kingdom, which sales are conducted in the functional currencies of those operations, all sales are made or denominated in US dollars to limit the amount of foreign currency risk. At the present time the Company is analyzing the cost benefit of hedging activities and derivative products to offset currency risk, which, in connection with sales transactions, is currently considered minimal by management. For a further discussion of the impact of foreign currency risks see the analysis and discussion of Foreign Currency Transaction Gain (Loss) below.



COST OF GOODS SOLD

Cost of goods sold for the three month periods ended March 31, 1996 and 1995 were $3,130,742 and $2,037,440, respectively, or 52% and 46% of net sales. The increase in the cost of goods sold as a percentage of net sales is attributed primarily to two factors. In the first quarter of 1996, the Company experienced a shift in sales which reflected an increased demand for larger systems which have lower profit margins. The lower profit margins are caused by a greater percentage of system costs being associated with components manufactured by third parties, for example disk drives, which have lower profit margins than the Company-manufactured components contained in the Company's products. The Company believes that this shift resulted from the increased storage capacities of standard disk drive solutions which make the Company's lower-end products appear more expensive when measured against competitors' lower performing products on a price per gigabyte basis. The Company believes that customer demand for higher performance data storage solutions and the trend toward a greater percentage of larger systems sales of its products will continue. The Company is continuously seeking to develop products and product upgrades to accomodate the larger systems segment of the data storage market, where the Company believes it can sell its products emphasizing greater performance, including faster data transfer rates combined with required functionality, and should be able to maintain or increase gross profit margins associated with larger systems sales. Additionally, management has focused on developing its distributor network which has generated sales in the first quarter that have a lower gross profit margin than direct sales to end users.



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

FOREIGN CURRENCY TRANSACTION GAIN (LOSS)


The foreign currency transaction gain (loss) for the three month periods ended March 31, 1996 and 1995 were $(47,976) and $85,587, respectively, or (.8)% and
2.0% of net sales. The foreign currency transaction (loss)/gain for the three month periods ended March 31, 1996 and 1995 was due primarily to the increase/decrease in value of the dollar to the German mark.

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


 As of March 31, 1996, the only other material long term debt is a note with the founder and majority stockholder for $910,000 with interest at prime plus 1%, which is due in January 1998.



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


        (a)  Exhibits:

                99       Cautionary Statements


        (b) No reports on form 8-K were filed during the quarter for which this report is filed.




                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STORAGE COMPUTER CORPORATION
                                        ----------------------------
                                                Registrant



Date:    August 1, 1996                 /s/ Theodore J. Goodlander
     ------------------------           ----------------------------



                                    Theodore J. Goodlander
                                    President, Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Principal Executive Officer and
                                    Principal Financial and Accounting Officer)




