Form 10QSB
period 1996-06-30
STORAGE COMPUTER CORP
filed 1996-08-14
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     June 30, 1996

     [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                     EXCHANGE ACT
                  For the transition period from _______ to ________
                         Commission file number 1-13616

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


                                       N/A
                          -----------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [ X ] No[   ]


     The number of shares of Common Stock outstanding as of the close of business on August 9, 1996 was 10,672,955 shares.

Transitional Small Business Disclosure Format (Check One)
Yes [     ]   No [  X  ]







                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                          Page(s)
                                                                                   -------
         Condensed Consolidated Balance Sheets -- June 30, 1996
         and December 31, 1995..................................................     3

         Condensed  Consolidated  Statements of Operations -- Three months ended
         June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995........     4

         Condensed Consolidated Statements of Cash Flows -- Six months
         ended June 30, 1996 and 1995...........................................     5

         Notes to Condensed Consolidated Financial Statements --
         June 30, 1996..........................................................     7

Item 2.  Management's Discussion and Analysis or Plan of Operation..............     8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings......................................................     15
Item 4.  Submission of Matters to a Vote of Security Holders ...................     15
Item 5.  Other Information......................................................     15
Item 6.  Exhibits and Reports on Form 8-K.......................................     15


PART I. FINANCIAL INFORMATION

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         June 30, 1996     December 31, 1995
Assets
Current assets
  Cash and cash equivalents                                                 $ 2,762,018       $   871,101
  Accounts receivable (net)                                                   6,693,072         7,212,091
  Lease contract receivable                                                      43,533
  Inventories                                                                 6,089,388         4,580,066
  Prepaid expenses and other current assets                                      96,679           106,751
  Tax refund receivable                                                          55,087            34,003
  Deferred tax asset, current portion (Note C)                                  399,983           529,997
                                                                        ----------------    --------------
     Total current assets                                                    16,139,760        13,334,009
                                                                        ----------------    --------------

Lease contract receivable, less current portion                                 160,722
                                                                        ----------------    --------------

Deferred tax asset, less current portion                                        588,000           588,000
                                                                        ----------------    --------------

Property and equipment, less
   allowance for depreciation                                                   886,124           790,605
                                                                        ----------------    --------------

Investment in affiliates                                                         47,499            55,000
                                                                        ----------------    --------------

                                                                            $17,822,105       $14,767,614
                                                                        ================    ==============

Liabilities and Stockholders' Equity
Current liabilities
   Note payable                                                             $ 2,302,139      $    399,973
  Current portion of long-term debt
     and lease obligations                                                       39,677            39,677
  Accounts payable                                                            2,334,922         2,350,730
  Accrued expenses                                                            1,704,483           990,171
  Accrued income taxes                                                          233,906           931,016
  Deferred stockholder compensation                                             299,500           299,500
                                                                        ----------------    --------------
     Total current liabilities                                                6,914,627         5,011,067
                                                                        ----------------    --------------

Long term debt and lease obligations,
  less current portion                                                           48,191            61,594
Long-term debt, related party                                                   910,000           910,000
                                                                        ----------------    --------------
     Total long-term  liabilities                                               958,191           971,594
                                                                        ----------------    --------------

Stockholders' equity
  Common stock                                                                   10,664            10,636
  Additional paid in capital                                                 12,238,783        12,223,860
  Retained earnings (deficit)                                               (2,300,160)       (3,449,543)
                                                                        ----------------    --------------
                                                                              9,949,287         8,784,953
                                                                        ----------------    --------------

                                                                            $17,822,105       $14,767,614
                                                                        ================    ==============

            See Notes to Condensed Consolidated Financial Statements.


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 Three Months Ended                      Six Months Ended
                                                        June 30, 1996      June 30, 1995         June 30,1996      June 30, 1995
       Net sales                                           $7,321,410          $5,052,377           $13,356,668          $9,484,638
       Cost of goods sold                                   3,788,752           2,683,264             6,990,747           4,656,018
                                                     -----------------   -----------------  -------------------- -------------------
               Gross profit                                 3,532,658           2,369,113             6,365,921           4,828,620
                                                     -----------------   -----------------  -------------------- -------------------

     Operating expenses:
       Selling and marketing                                1,526,649           1,136,647             2,830,840           2,223,736
       General and administrative                             364,394              73,724               650,140             491,202
       Research and development                               567,704             512,620             1,048,048             983,390
       Royalty expense                                                            133,396                                   240,932
                                                     -----------------   -----------------  -------------------- -------------------
                                                            2,458,747           1,856,387             4,529,028           3,939,260
                                                     -----------------   -----------------  -------------------- -------------------

               Operating income                             1,073,911             512,726             1,836,893             889,360
                                                     -----------------   -----------------  -------------------- -------------------

     Other income (expense):
       Reorganization (expense) credit                                            134,521                                   134,521
       Foreign currency transaction gain (loss)                15,014            (57,721)                38,291            (36,820)
       Interest income                                         32,617              14,369                39,069              55,834
       Interest expense                                      (54,990)            (17,481)             (111,752)           (130,893)
       Other income (expense)                                  21,961            (21,871)                39,485              59,698
                                                     -----------------   -----------------  -------------------- -------------------
                                                               14,602              51,817                 5,093              82,340
                                                     -----------------   -----------------  -------------------- -------------------

     Equity in net income (loss) of
          affiliates                                          (7,501)                   0               (7,501)            (19,549)
                                                     -----------------   -----------------  -------------------- -------------------

               Income before income taxes                   1,081,012             564,543             1,834,485             952,151
                                                     -----------------   -----------------  -------------------- -------------------

     Provision for federal and state
        income taxes
          Current tax expense                                 376,000             136,721               555,088             389,433
          Deferred tax (benefit) expense                       96,000              12,000               130,014           (696,237)
                                                     -----------------   -----------------  -------------------- -------------------
                                                              472,000             148,721               685,102           (306,804)
                                                     -----------------   -----------------  -------------------- -------------------

     Net income                                           $   609,012         $   415,822           $ 1,149,383          $1,258,955
                                                     =================   =================  ==================== ===================

     Net income per share:                                       0.05                0.03                  0.10                0.11

     Weighted average shares outstanding                   12,094,098          12,034,001            12,028,582          11,965,296


            See Notes to Condensed Consolidated Financial Statements.

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Six Months Ended
                                                                                     June 30, 1996            June 30, 1995
     Cash flows from Operating Activities:
        Net income                                                                      $1,149,383               $1,258,955

          Adjustments to reconcile net income to net cash provided by (used for)
            operating activities:
              Depreciation and amortization                                                155,728                  133,274
              Deferred tax (benefit)                                                       130,014                (696,237)
              Original issue discount charged due to conversion
                of notes payable to common stock                                                                     74,854
              Equity in net (income) loss of affiliates                                      7,501                   19,549
              (Gain) or loss on foreign currency
                translation adjustment                                                      21,180                    9,379
           Changes in operating assets and liabilities:
              Accounts receivable (net)                                                    519,019                (929,474)
               Lease contract receivable                                                 (204,255)
              Inventories                                                              (1,509,322)              (1,105,065)
              Other assets                                                                (11,012)                 (84,220)
              Accounts payable and accrued expenses                                          1,394                   55,356
                                                                              ---------------------   ----------------------
      NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                                              259,630              (1,263,629)
                                                                              ---------------------   ----------------------

     Cash flows from investing activities,
        Purchases of property & equipment net                                            (251,247)                (152,817)
                                                                              ---------------------   ----------------------

     Cash flow provided by (used in) financing activities:
       Net advances (payments) on credit line                                            1,902,166
       Repayment of debt                                                                  (13,403)                 (17,400)
       Issuance of common stock                                                             14,951
       Reduction of other long-term liabilities                                                                    (87,000)
                                                                              ---------------------   ----------------------

     NET CASH FLOW PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                                                              1,903,714                (104,400)
                                                                              ---------------------   ----------------------


     Effect of exchange rate changes on cash                                              (21,180)                  (9,379)
                                                                              ---------------------   ----------------------

     NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                1,890,917              (1,530,225)
     Cash and cash equivalents at beginning of period                                      871,101                3,288,106
                                                                              ---------------------   ----------------------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          2,762,018               $1,757,881
                                                                              =====================   ======================

            See Notes to Condensed Consolidated Financial Statements.


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                                Six months Ended
                                                                                     June 30, 1996            June 30, 1995
     Supplemental disclosures of cash flow information Cash payments for:
        Interest                                                                           $77,004                  $56,039

        Taxes                                                                           $1,185,000               $1,035,000

     Supplemental schedule of noncash financing activities:
       Debt converted to common stock
        Increase in common stock                                                                                        135
        Increase in additional paid in capital                                                                      624,865

            Decrease in debt                                                                                       $625,000


            See Notes to Condensed Consolidated Financial Statements

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996



NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Storage Computer Corporation (the "Company") and its subsidiaries are engaged in the development, manufacture and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Storage Computer Europe GmbH, Vermont Research Products, Inc. and Storage Computer UK Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has investments in Storage Computer (Asia) Ltd. and Storage Computer France, SA, 20%-owned affiliates, which are accounted for by the equity method.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in Form 10-KSB filed by the Company with the Securities and Exchange Commission, containing the Company's financial statements for the fiscal year ended December 31, 1995. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE B - CONVERSION OF DEBENTURES

In March 1995, Vermont Research Products, Inc. assumed certain debentures and common stock purchase warrants issued by Vermont Research Corporation in 1993. On March 7, 1995 the debenture holders converted all of the debentures ($625,000) and related warrants into 135,000 shares of the Company's Common Stock.


NOTE C - DEFERRED TAX ASSET

Subsequent to the Reorganization discussed above, the Company determined that the benefit of the net operating loss of a wholly-owned foreign subsidiary of Vermont Research Products, Inc. was more likely than not to be realized and, accordingly, a previously established valuation reserve against the asset was reduced. Net income for the three month period ended March 31, 1995 was impacted by a $685,000 reduction of the valuation reserve.

Also, in December of 1995 the Company determined that some of the benefit of the net operating loss generated by the domestic operations of Vermont Research Products, Inc. was more likely than not to be realized and, accordingly, a previously established valuation reserve was reduced by approximately $525,000.


NOTE D - RECLASSIFICATIONS

Certain 1995 and 1996 amounts have been reclassified to conform with the current period presentation.


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers, or employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and the growth of the Company's market and customers, the Company's objectives and plans for future operations, possible acquisitions and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change which meets evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations.



NET SALES

Net sales for the three month period ended June 30, 1996 of $7,231,410 reflected an increase in combined product sales of $2,269,033 or 45%, compared with the quarter ended June 30, 1995. Net sales for the six month period ended June 30, 1996 of $13,356,668 reflected an increase in combined product sales of $3,872,030 or 41% compared with the six month period ended June 30, 1995. The increase in sales is primarily attributed to the RAID 7 product line. The increase in sales is strictly attributable to an increase in sales activity as the Company continues its US and international marketing an sales efforts. The Company did not initiate any price changes during the period, except for price adjustments relating to component parts such as disk drives.

Except for sales which occur through the Central European sales office located in Germany and the Western European sales office located in the United Kingdom, which sales are conducted in the functional currencies of those operations, all sales are made or denominated in US dollars to limit the amount of foreign currency risk. At the present time the Company is analyzing the cost benefit of hedging activities and derivative products to offset currency risk, which, in connection with sales transactions, is currently considered minimal by management. For a further discussion of the impact of foreign currency risks, see the analysis and discussion of Foreign Currency Transaction Gain (Loss) below.

COST OF GOODS SOLD

Cost of goods sold for the three month periods ended June 30, 1996 and 1995 were $3,788,752 and $2,683,264, respectively, or 52% and 53% of net sales. Cost of goods sold for the six month periods ended June 30, 1996 and 1995 were $6,990,747 and $4,656,018 or 52% and 49%, respectively.

The increase in the cost of goods sold as a percentage of net sales is attributable to primarily two factors. The Company has experienced a shift in sales which reflects an increased demand for larger systems which generate lower profit margins. The lower profit margins are caused by a greater percentage of system costs being associated with components manufactured by third parties, for example, disk drives, which have lower profit margins than the Company-manufactured components contained in the Company's products. However, the Company believes that this shift resulted from the increased storage capacities of standard disk drive solutions which make the Company's lower end products appear more expensive when measured against competitors' lower performing products on a price per gigabyte basis.

The Company believes that customer demand for higher performance data storage solutions and the trend toward a greater percentage of larger system sales of its products will continue. The Company is continuously seeking to develop products and product upgrades to accommodate the larger systems segment of the data storage market, where the Company believes it can sell its products emphasizing greater performance, including faster data transfer rates combined with the required functionality, and should be able to maintain or increase gross profit margins associated with larger system sales.

Additionally, management has focused on developing its distributor network which has generated sales that have a lower gross profit margin than direct sales to end users. The Company anticipates that the development of the distributor network will continue as the Company develops new markets, territories and products. The Company is currently expanding its direct sales force which should mitigate the pressure that the lower profit margins on distributor sales has on gross profit. However, this impact is subject to the constraints caused by the development period of the direct sales force.


SELLING AND MARKETING EXPENSES

Selling expenses for the three month periods ended June 30, 1996 and 1995 were $1,526,649 and $1,136,647, respectively or 21% and 22% of net sales. Selling expenses for the six month periods ended June 30, 1996 and 1995 were $2,830,840 and $2,223,736, respectively or 21% and 23% of net sales. The increase in selling expenses between the three and six month periods ended June 30, 1996 and the comparable periods in 1995 of approximately $390,000 and $607,000, respectively, were primarily caused by the following: expansion of the sales and marketing efforts reflected in hiring new personnel and costs incurred relating to tradeshows, marketing and promotional expenditures; and increased compensation costs directly related to the increased sales volume.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three month periods ended June 30, 1996 and 1995 were $364,394 and $73,724, respectively or 5% and 1% of net sales. General and administrative expenses for the six month periods ended June 30, 1996 and 1995 were $650,140 and $491,202, respectively, or 5% and 5% of net sales. The increase in general and administrative expenses between the three and six month periods ended June 30, 1996 and 1995 of approximately $291,000 and $159,000, respectively resulted primarily from increased legal, accounting and professional fees offset by the reduction and reallocation of personnel.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three month periods ended June 30, 1996 and 1995 were $567,704 and $512,620, respectively or 8% and 10% of net sales. Research and development expenses for the six month periods ended June 30,1996 and 1995 were $1,048,048 and $983,390, respectively or 8% and 10% of net sales. The increase in expenditures between the three and six month periods ended June 30, 1996 and 1995 of approximately $55,000 and $65,000, respectively, resulted primarily from increased personnel costs, outside consulting and engineering fees, and patent costs.


ROYALTY EXPENSE

Royalty expense for the three month periods ended June 30, 1996 and 1995 were $- and $133,396 respectively, or -% and 3%; of net sales. Royalty expense for the six month periods ended June 30, 1996 and 1995 were $- and $240,932, respectively or -% and 3% of net sales. The decrease in royalty expense was caused by the termination of the royalty agreement by mutual consent as of December 31, 1995.

REORGANIZATION (EXPENSE) CREDIT

The reorganization credit of $134,521 reflected in the six month periods ended June 30, 1996 is the reversal of the remaining balance of the initial accrual of $506,088 booked in December of 1994 to account for a reduction in the costs associated with the Reorganization.


FOREIGN CURRENCY TRANSACTION GAIN (LOSS)

The foreign currency transaction gain (loss) for the three month periods ended June 30, 1996 and 1995 were $15,014 and $(57,721), respectively, or .2% and
(1.1)% of net sales. The foreign currency transaction gain (loss) for the six month period ended June 30, 1996 and 1995 was $38,291 and $(36,820), respectively, or .3% and (.4)% of net sales. The foreign currency transaction gain (loss) for the three and six month periods ended June 30, 1996 was due primarily to the increase in the value of the dollar in relation to the German mark.

The Company's foreign subsidiaries' obligations to their parent company are denominated in US Dollars. Subsidiary transaction gain or losses related to obligations due to inventory purchases are charged to cost of sales. There is a potential for a foreign currency gain or loss based upon the fluctuations between the US Dollar and the subsidiaries' functional currencies. The exposure is limited to the time period between the accrual of such liability to the parent in the subsidiaries' local currency and the time of its payment in US Dollars. Other than the intercompany balances noted above, the Company does not believe it has any material unhedged monetary assets, liabilities or commitments which are denominated in a currency other than the operation's functional currency, The Company expects the exposure to mitigate as its foreign subsidiaries reach a more mature level of operation and are able to pay the intercompany obligations in a more timely manner.

INTEREST INCOME

Interest income for the three month periods ended June 30, 1996 and 1995 was $32,617 and $14,369, respectively, or .4% and .3% of net sales. Interest income for the six month periods ended June 30, 1996 and 1995 was $39,069 and $55,834, respectively or .3% and .6% of net sales. Interest income increased (decreased) in absolute dollars between the three and six month periods ended June 30, 1996 and 1995 by approximately $18,000 and $(16,000), respectively due to an increase/decrease in the availability of cash, and due to increases in accounts receivable and inventory.


INTEREST EXPENSE

Interest expense for the three month periods ended June 30, 1996 and 1995 was $54,990 and $17,481, respectively, or .8% and .3% of net sales. Interest expense for the six month periods ended June 30, 1996 and 1995 was $111,752 and $130,893 or .8% and 1.4% of net sales. The increase in interest expense for the three month period ended June 30, 1996 of approximately $37,000 as compared to the three month period ended June 30, 1995 is the result of increased borrowings on the Company's credit line caused by the timing of cash collections and payments relating to accounts receivable, inventory and tax obligations. The decline in interest expense between the six month periods ended June 30, 1996 and 1995 of approximately $19,000 is the net result of the debt conversion of $625,000 of VRP notes and warrants in March of 1995 into stock which resulted in the recognition in the quarter ended March 31, 1995 of original issue discount on the VRP notes of approximately $70,000 which was offset by the borrowings on the Company's credit line as noted above.

OTHER INCOME (LOSS)

The changes in the three and six month periods ended June 30, 1996 of $43,832 and $20,213 is the net result of the receipt of funds relating to the terminated VRC pension plan caused by over funding of plan contributions in previous years, the reversal of an overaccrual of the VRC environmental liability, which was not assumed as part of the Reorganization, and other non operating expenses associated with foreign operations.

EQUITY IN NET INCOME (LOSS) OF AFFILIATES

In September 1993 the Company obtained a 20% interest in Storage Computer (Asia) Ltd. which was formed for the purpose of selling and servicing the Company's products in Hong Kong and China. In December of 1995 the Company obtained a 20% interest in Storage Computer France, SA for the purpose of selling and servicing the Company's products in France. For the three month periods ended June 30, 1996 and 1995 the Company recognized a loss of $(7,501) and $-, respectively, from the affiliates. For the six month periods ended June 30, 1996 and 1995 the Company recognized a loss of $(7,501) and $(19,549), respectively from the affiliates.

PROVISION FOR FEDERAL AND STATE INCOME TAXES

The tax expense provision for the three month periods ended June 30, 1996 and 1995 was $472,000 and $148,721, respectively, resulting in effective tax rates of approximately 44% and 26% . The tax expense provision for the six month periods ended June 30, 1996 and 1995 was $685,102 and $(306,804), respectively, resulting in effective tax rates of approximately 37% and (32%).


The 18 percentage point increase in the effective tax rate between the three month periods ended June 30, 1996 and 1995 resulted primarily to the non taxable income generated in 1995 relating to the reorganization expense credit and operating losses generated in 1996 at the foreign subsidiary level which are not available to offset current taxable income. The 69 percentage point increase in the effective tax rate between the six month periods ended June 30, 1996 and 1995 resulted primarily from the foreign operating entities in 1996 generating operating losses which were not able to be utilized to offset income generated at the US operations and the reduction of the valuation reserve for foreign net operating losses resulting in a tax benefit as described below.


The increase in the deferred tax benefit for the six month period ended June 30, 1996 of $696,237 primarily relates to the foreign tax net operating loss carryforwards of Storage Computer UK Ltd., formerly Vermont Research Limited a wholly owned subsidiary of Vermont Research Products, Inc. The valuation reserve related to the deferred tax asset was reduced since, in management's opinion, it is more likely than not that the loss carryforwards will be utilized, through the generation of profits at the subsidiary level. Pursuant to UK tax law there is no statutory carryforward time limitation relating to the tax net operating losses. The utilization of the losses is dependent upon the wholly owned subsidiary achieving profit in the same line of business which generated the losses, and in which it continues to operate.

LIQUIDITY AND CAPITAL  RESOURCES

CASH FLOW

The cash flow provide by or used for the operating activities are primarily a function of the rapid growth of the Company, causing a fluctuations in accounts receivable and inventory which are impacted by the timing of collections and payments. It is anticipated that should the Company's growth and expansion rate continue at its current trend, operating cash flow deficits may occur in the future as a result of such expansion. However, Management believes that its growth can be financed through additional borrowing arrangements as needed.

DEBT AND EQUITY

On August 4, 1995 the Board of Directors approved, and the Company entered into a $6,000,000 unsecured, demand line of credit with a bank to be used for the working capital needs of the Company. The loan bears interest at the bank's prime rate or under certain conditions, at the bank's LIBOR Rate plus 200 basis points. The loan is in the process of being renewed and currently the Company has a commitment from the bank to increase the credit facility to $10,000,000. Management believes the credit facility will accommodate all of its short term working capital requirements.

During the quarter ended June 30,1996, the Company had additional net borrowings on the credit line of approximately $1,377,000 which resulted in a total outstanding liability on June 30, 1996 of approximately $2,302,000.

As of June 30, 1996, the only significant long term debt is a note with CEO and President Mr. Theodore J. Goodlander for $910,000 with interest at prime plus 1%, which is due in January 1998.

During the six month period ended June 30, 1995, the Company converted total debt with a book value of $625,000 into 135,000 shares of the Company's Common Stock.

ACCOUNTS RECEIVABLE

The decrease in accounts receivable from December 31, 1995 to June 30, 1996 of approximately $519,000 is primarily due to the collection of accounts receivable resulting from significant sales occurring in the quarter ended December 31, 1995. The Company did not change its credit terms during the period and there has been no material change in the aging of accounts receivable during the period.

INVENTORY

Inventory increased approximately $1,509,000 or 33% from the December 31, 1995 to June 30, 1996. The investment in inventory is impacted by several factors, including but not limited to, the timing of purchasing component parts such as disk drives; the non recognition of revenue and corresponding inventory increases due to inventory transfers deemed to be evaluation units; the timing of inventory reductions due to intercompany transfers and increased inventory locations throughout the United States and Europe.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures at this time.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of Storage Computer Corporation was held on May 21, 1996 at the offices of the Company. Upon motion duly made and seconded and carried, it was voted to elect Theodore J. Goodlander and Shigeho Inaoka to the position of director of the Company, each to serve until the next annual meeting, and until the election and qualification of his successor. No Stockholder elected to vote in person by written ballot and all voting was by proxy and voice vote. The votes for the election of each of Messrs. Goodlander and Inaoka were 9,471,163 FOR and 8,112 AUTHORITY WITHHELD.

The second order of business was to vote to ratify the selection of Richard A. Eisener & Company as the auditors for the Company for the fiscal year ending December 31, 1996. The vote for the selection of the auditors was 9,345,412 FOR, 3,120 OPPOSED and 30,743 ABSTAINING. There being no further business to come before the formal meeting, upon motion duly made, seconded and carried, it was voted to adjourn the meeting.

Item 5.  Other Information

On May 21, 1996, the Company filed an S-3 Registration Statement with the Securities and Exchange Commission to register 2,318,200 shares of previously issued Common Stock of the Company.

A meeting of the directors of Storage Computer Corporation was held on May 21, 1996 at the offices of the Company. Upon motions duly made, seconded and unanimously carried, it was voted to: elect Steven S. Chen to the office of director of the Company to fill the existing vacancy, and to have Messrs. Chen and Inaoka serve on the Compensation Committee until the next annual meeting.

Item 6. Exhibits and Reports of Form 8-K.

         (a)  Exhibit 27 Financial Data Schedule:

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.




                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STORAGE COMPUTER CORPORATION
                                     ----------------------------
                                             Registrant


Date:  August 13, 1996               /s/ Theodore J. Goodlander
       ---------------               --------------------------
                                     Theodore J. Goodlander
                                     President, Chief Executive Officer and
                                     Chairman of the Board of Directors
                                     (Principal Executive Officer and
                                     Principal Financial and Accounting Officer)




