Form 10KSB/A
period 1995-12-31
STORAGE COMPUTER CORP
filed 1996-09-13
CIK 933452

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




    **3.1         Certificate of Incorporation, as amended

     *3.2         Amended and Restated By-Laws

     *4.1         Specimen Common Stock Certificate

  ***10.1 Agreement and Plan of Reorganization between the Registrant and Vermont Research Corporation dated as of October 24, 1994

*****10.2         Loan  Agreement  dated  August 6, 1995 between the Company and
                  State Street Bank and Trust Company

 ****10.3 Lease Agreement dated July 1, 1993 between the Registrant and Kristiania Corp.

    +10.4 $6,000,000 Line of Credit Note from Registrant to State Street Bank and Trust Company

   ++10.5         The Registrant's Amended and Restated Stock Incentive Plan

    *21.1         Subsidiaries of the Company


- -----------

* Incorporated by reference to the similarly numbered Exhibit filed with the Registrant's Registration Statement on Form S-4, Registration Number 33-87028.

**                Incorporated  by  reference to Exhibits 3.1 and 3.2 filed with
                  the   Registrant's   Registration   Statement   on  Form  S-4,
                  Registration Number 33-87028.

*** Incorporated by reference to Exhibit 2.1 filed with the Registrant's Registration Statement on Form S-4, Registration Number 33-87028.

**** Incorporated by reference to Exhibit 10.1 filed with the Registrant's Registration Statement on Form S-4, Registration Number 33-87028.

***** Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File Number 1-13616.

+ Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, File Number 1-13616.

++ Incorporated by reference to Exhibit 10.2 filed with the Registrant's Registration Statement on Form S-4, Registration Number 33-87028.




 (b)  Reports on Form 8-K
          A report on Form 8-K was filed by the Company on December  15, 1995.

                                   SIGNATURES




 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Nashua, New Hampshire, on the 13th day of September, l996.



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


 /s/Theodore J. Goodlander    Chairman of the Board of Directors, CEO        September 13, 1996
- --------------------------    (Principal Executive Officer and              -------------------
Theodore J. Goodlander        Pricnipal Accounting Officer)



          *                   Director                                       September 13, 1996
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



