Form 10QSB/A
period 1996-03-31
STORAGE COMPUTER CORP
filed 1996-09-13
CIK 933452

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



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         None


Item 6. Exhibits and Reports on Form 8-K.



        (a)  Exhibits:
               *27       Financial Data Schedule
               +99       Cautionary Statements

        -----------
         * Incorporated by referance to the similarly numbered Exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 Filed on August 13, 1996 with the Commission, File No. 1-13616

         +   Filed herewith.


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




Date:   September 13, 1996              /s/ Theodore J. Goodlander
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




