Form 10QSB
period 1996-09-30
STORAGE COMPUTER CORP
filed 1996-11-14
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     September 30, 1996

     [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
EXCHANGE ACT
                  For the transition period from ____________ to ____________
                          Commission file number 1-13616

                          STORAGE COMPUTER CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                Delaware                            02-0450593
   --------------------------------             -------------------
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

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]


   The number of shares of Common Stock outstanding as of the close of business on November 8, 1996 was 10,677,549 shares.

Transitional Small Business Disclosure Format (Check One)
         Yes [      ]   No [  X  ]


                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                 Page(s)
                                                                         -------

    Condensed Consolidated Balance Sheets -- September 30, 1996
    and December 31, 1995 ..................................................  3

    Condensed Consolidated Statements of Operations -- Three months ended September 30, 1996 and 1995; Nine months ended
     September 30, 1996 and 1995............................................  4

    Condensed Consolidated Statements of Cash Flows -- Nine months ended September  30, 1996 and 1995......................................  5

    Notes to Condensed Consolidated Financial Statements --
    September 30, 1996 .....................................................  7

Item 2. Management's Discussion and Analysis or Plan of Operation...........  8

PART II.  OTHER INFORMATION


Item 5.  Other Information.................................................. 15

Item 6.   Exhibits and Reports of Form 8-K.................................. 15


PART I. FINANCIAL INFORMATION

                                    Storage Computer Corporation And Subsidiaries
                                 Condensed Consolidated Balance Sheets (Unaudited)


                                                             September 30, 1996       December 31, 1995

Assets
Current assets
  Cash and cash equivalents                                           $1,886,820             $   871,101
  Accounts receivable (net)                                            7,056,764               7,212,091
  Lease contract receivable                                               43,533
  Inventories                                                          6,366,836               4,580,066
  Prepaid expenses and other current assets                              227,032                 106,751
  Tax refund receivable                                                                           34,003
  Deferred tax asset, current portion (Note C)                           399,983                 529,997
                                                           ----------------------    --------------------
     Total current assets                                             15,980,968              13,334,009
                                                           ----------------------    --------------------

Lease contract receivable, less current portion                          160,722
                                                           ----------------------    --------------------

Deferred tax asset, less current portion                                 579,823                 588,000
                                                           ----------------------    --------------------

Property and equipment, less
   allowance for depreciation                                            888,855                 790,605
                                                           ----------------------    --------------------

Investment in affiliates                                                  47,499                  55,000
                                                           ----------------------    --------------------

                                                                     $17,657,868             $14,767,614
                                                           ======================    ====================

Liabilities and Stockholders' Equity
Current liabilities
   Note payable                                                      $ 1,969,220            $    399,973
  Current portion of long-term debt
     and lease obligations                                                39,677                  39,677
  Accounts payable                                                     1,824,383               2,350,730
  Accrued expenses                                                     1,813,225                 990,171
  Accrued income taxes                                                   143,438                 931,016
  Deferred stockholder compensation                                      299,500                 299,500
                                                           ----------------------    --------------------
     Total current liabilities                                         6,089,443               5,011,067
                                                           ----------------------    --------------------

Long term debt and lease obligations,
  less current portion                                                    32,132                  61,594
Long-term debt, related party                                            910,000                 910,000
                                                           ----------------------    --------------------
     Total long-term  liabilities                                        942,132                 971,594
                                                           ----------------------    --------------------

Stockholders' equity
  Common stock                                                            10,664                  10,636
  Additional paid in capital                                          12,238,783              12,223,860
  Retained earnings (deficit)                                        (1,623,154)             (3,449,543)
                                                           ----------------------    --------------------
                                                                      10,626,293               8,784,953
                                                           ----------------------    --------------------

                                                                     $17,657,868             $14,767,614
                                                           ======================    ====================

                        See Notes to Condensed Consolidated Financial Statements.


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                        Three Months Ended                     Nine Months Ended
                                               SEPTEMBER 30,      September 30,      SEPTEMBER 30,1996    September 30,
                                                    1996               1995                                   1995

  Net sales                                        $7,470,830         $5,735,576           $20,827,498        $15,220,214
  Cost of goods sold                                3,678,730          2,987,992            10,669,477          7,671,451
                                             -----------------  -----------------  -------------------- ------------------
          Gross profit                              3,792,100          2,747,584            10,158,021          7,548,763
                                             -----------------  -----------------  -------------------- ------------------

Operating expenses:
  Selling and marketing                             1,954,221          1,158,138             4,785,061          3,381,874
  General and administrative                          312,704            305,857               962,844            797,059
  Research and development                            503,487            523,959             1,551,535          1,507,349
  Royalty expense                                                        142,678                                  383,610
                                             -----------------  -----------------  -------------------- ------------------
                                                    2,770,412          2,130,632             7,299,440          6,069,892
                                             -----------------  -----------------  -------------------- ------------------

          Operating income                          1,021,688            616,952             2,858,581          1,478,871
                                             -----------------  -----------------  -------------------- ------------------

Other income (expense):
  Reorganization (expense) credit                                              0                                  134,521
  Foreign currency transaction gain (loss)              5,224              (279)                43,515            (9,658)
  Interest income                                           0             13,051                39,069             68,885
  Interest expense                                   (57,911)           (23,649)             (169,663)          (154,542)
  Other income (expense)                               38,182             13,664                77,667             73,362
                                             -----------------  -----------------  -------------------- ------------------
                                                     (14,505)              2,787               (9,412)            112,568
                                             -----------------  -----------------  -------------------- ------------------

Equity in net income (loss) of
     affiliates                                             0                  0               (7,501)           (19,549)
                                             -----------------  -----------------  -------------------- ------------------

          Income before income taxes                1,007,183            619,739             2,841,668          1,571,890
                                             -----------------  -----------------  -------------------- ------------------

Provision for federal and state
   income taxes
     Current tax expense                              322,000            164,252               877,088            553,685
     Deferred tax (benefit) expense                     8,177                  0               138,191          (696,237)
                                             -----------------  -----------------  -------------------- ------------------
                                                      330,177            164,252             1,015,279          (142,552)
                                             -----------------  -----------------  -------------------- ------------------

Net income                                            677,006        $   455,487           $ 1,826,389         $1,714,442
                                             =================  =================  ==================== ==================

Net income per share:                                    0.06               0.04                  0.15               0.14

Weighted average shares outstanding                12,127,839         12,030,130            12,052,245         11,921,477





            See Notes to Condensed Consolidated Financial Statements.


                                   STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      Nine Months Ended
                                                                               SEPTEMBER 30,           September 30,
                                                                                   1996                    1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $1,826,389               $1,714,442

     Adjustments  to  reconcile  net income to net cash  provided by (used for) operating activities:
         Depreciation and amortization                                                  249,614                  195,859
         Deferred tax expense (benefit)                                                 138,191                (696,237)
         Original issue discount charged due to
           conversion of notes payable to common stock                                                            74,854
         Equity in net (income) loss of affiliates                                        7,501                   19,549
         (Gain) or loss on foreign currency
           translation adjustment                                                      (43,515)                    9,658
      Changes in operating assets and liabilities:
         Accounts receivable (net)                                                      155,327              (1,379,997)
         Lease contract receivable                                                    (204,255)
         Inventories                                                                (1,786,770)              (1,768,438)
         Other assets                                                                  (86,278)                (263,228)
         Accounts payable and accrued expenses                                        (490,871)                  534,393
                                                                           ---------------------   ----------------------
 NET CASH (USED IN)
    OPERATING ACTIVITIES                                                              (234,667)              (1,559,145)
                                                                           ---------------------   ----------------------

CASH FLOWS USED IN INVESTING ACTIVITIES,
   Purchases of property & equipment net                                              (347,864)                (216,479)
                                                                           ---------------------   ----------------------

CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Net advances (payments) on credit line                                              1,569,247
  Repayment of debt                                                                    (29,462)                 (20,508)
  Issuance of common stock                                                               14,951
  Reduction of other long-term liabilities                                                                      (87,000)
                                                                           ---------------------   ----------------------

NET CASH FLOW PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                                                1,554,736                (107,508)
                                                                           ---------------------   ----------------------


Effect of exchange rate changes on cash                                                  43,514                  (9,658)
                                                                           ---------------------   ----------------------

NET INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                         1,015,719              (1,892,790)
Cash and cash equivalents at beginning of period                                        871,101                3,288,106
                                                                           ---------------------   ----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $1,886,820               $1,395,316
                                                                           =====================   ======================


                             See Notes to Condensed Consolidated Financial Statements.



                                   STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                 Nine months Ended
                                                                     SEPTEMBER 30,             September 30,
                                                                         1996                      1995



Supplemental disclosures of cash flow information
 Cash payments for:
   Interest                                                               $114,000                  $79,160

   Taxes                                                                $1,714,000               $1,035,000

Supplemental schedule of noncash financing activities:
  Debt converted to common stock
   Increase in common stock                                                                             135
   Increase in additional paid in capital                                                           624,865

       Decrease in debt                                                                            $625,000







            See Notes to Condensed Consolidated Financial Statements


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in Form 10-KSB filed by the Company with the Securities and Exchange Commission, containing the Company's financial statements for the fiscal year ended December 31, 1995. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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



NET SALES

Net sales for the three month period ended September 30, 1996 of $7,470,830 reflected an increase in combined product sales of $1,735,254 or 30%, compared with the quarter ended September 30, 1995. Net sales for the nine month period ended September 30, 1996 of $20,827,498 reflected an increase in combined product sales of $5,607,284 or 37% compared with the nine month period ended September 30, 1995. The increase in sales is primarily attributed to the RAID 7 product line. The Company did not initiate any price changes during the period, except for price adjustments relating to component parts such as disk drives.

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


COST OF GOODS SOLD

Cost of goods sold for the three month periods ended September 30, 1996 and 1995 were $3,678,730 and $2,987,992, respectively, or 49% and 52% of net sales. Cost of goods sold for the nine month periods ended September 30, 1996 and 1995 were $10,669,477 and $7,671,451 or 51% and 50%, respectively.

The fluctuation in the cost of goods sold as a percentage of net sales is attributable to primarily to a greater percentage of system costs being associated with components manufactured by third parties, for example, disk drives, which have lower profit margins than the Company-manufactured components contained in the Company's products.

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


SELLING AND MARKETING EXPENSES

Selling expenses for the three month periods ended September 30, 1996 and 1995 were $1,954,221 and $1,158,138, respectively or 26% and 20% of net sales. Selling expenses for the nine month periods ended September 30, 1996 and 1995 were $4,785,061 and $3,381,874, respectively or 23% and 22% of net sales. The increase in selling expenses between the three and nine month periods ended September 30, 1996 and the comparable periods in 1995 of approximately $796,000 and $1,403,000, respectively, were primarily caused by the following: expansion of the sales and marketing efforts reflected in hiring new personnel, opening new sales offices and expanding existing sales offices; costs incurred relating to tradeshows, marketing and promotional expenditures; and increased compensation costs directly related to the increased sales volume.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three month periods ended September 30, 1996 and 1995 were $312,074 and $305,857, respectively or 4% and 5% of net sales. General and administrative expenses for the nine month periods ended September 30, 1996 and 1995 were $962,844 and $797,059, respectively, or 5% and 5% of net sales. The increase in general and administrative expenses between the three and nine month periods ended September 30, 1996 and 1995 of approximately $7,000 and $166,000, respectively resulted primarily from increased legal, accounting and professional fees offset in part by the reduction and reallocation of personnel.


RESEARCH AND DEVELOPMENT

Research and development expenses for the three month periods ended September 30, 1996 and 1995 were $503,487 and $523,959, respectively or 7% and 9% of net sales. Research and development expenses for the nine month periods ended September 30, 1996 and 1995 were $1,551,535 and $1,507,349, respectively or 7%
and 10% of net sales. The (decrease)/increase in expenditures between the three and nine month periods ended September 30, 1996 and 1995 of approximately $(21,000) and $44,000, respectively, resulted primarily from increased personnel costs, patent costs and outside consulting and engineering fees, offset by the reduction and reallocation of engineering personnel.


ROYALTY EXPENSE

Royalty expenses for the three month periods ended September 30, 1996 and 1995 were $- and $142,678 respectively, or -% and 2% of net sales. Royalty expenses for the nine month periods ended September 30, 1996 and 1995 were $- and $383,610, respectively or -% and 3% of net sales. The decrease in royalty expense was caused by the termination of a royalty agreement, with a related party, by mutual consent as of December 31, 1995.


REORGANIZATION (EXPENSE) CREDIT

The reorganization credit of $134,521 reflected in the nine month period ended September 30, 1995 is the reversal of the remaining balance of the initial accrual of $506,088 booked in December of 1994 to account for a reduction in the costs associated with the Reorganization.


FOREIGN CURRENCY TRANSACTION GAIN (LOSS)

The foreign currency transaction gain (loss) for the three month periods ended September 30, 1996 and 1995 were $5,224 and $(279), respectively, or .1% and NIL% of net sales. The foreign currency transaction gain (loss) for the nine month period ended September 30, 1996 and 1995 was $43,515 and $(9,658), respectively, or .2% and (.1)% of net sales. The foreign currency transaction gain (loss) for the three and nine month periods ended September 30, 1996 was due primarily to the variation in the value of the dollar in relation to the German mark.

The Company's foreign subsidiaries' obligations to their parent company are denominated in US Dollars. Subsidiary transaction gains or losses related to obligations due to inventory purchases are charged to cost of sales. There is a potential for a foreign currency gain or loss based upon the fluctuations between the US Dollar and the subsidiaries' functional currencies. The exposure is limited to the time period between the accrual of such liability to the parent in the subsidiaries' local currency and the time of its payment in US Dollars. Other than the intercompany balances noted above, the Company does not believe it has any material unhedged monetary assets, liabilities or commitments which are denominated in a currency other than the operation's functional currency, The Company expects the exposure to mitigate as its foreign subsidiaries reach a more mature level of operation and are able to pay the intercompany obligations in a more timely manner.

INTEREST INCOME

Interest income for the three month periods ended September 30, 1996 and 1995 was $- and $13,051, respectively, or NIL% and .2% of net sales. Interest income for the nine month periods ended September 30, 1996 and 1995 was $39,069 and $68,885, respectively or .2% and .5% of net sales. Interest income (decreased) in absolute dollars between the three and nine month periods ended September 30, 1996 and 1995 by approximately $(13,000) and $(30,000), respectively, due to a decrease in the availability of cash, caused primarily by increases in inventory. For a further discussion of cash availablity/cash flow see the analysis and discussion of Cash Flow (below).


INTEREST EXPENSE

Interest expense for the three month periods ended September 30, 1996 and 1995 was $57,911 and $23,649, respectively, or .8% and .4% of net sales. Interest expense for the nine month periods ended September 30, 1996 and 1995 was $169,663 and $154,542 or .8% and 1.0% of net sales. The increase in interest expense for the three month period ended September 30, 1996 of approximately $34,000 as compared to the three month period ended September 30, 1995 is the result of increased borrowings on the Company's credit line, caused by the timing of cash collections and payments relating to accounts receivable, inventory and tax obligations. The increase in interest expense between the nine month periods ended September 30, 1996 and 1995 of approximately $15,000 is the net result of the debt conversion of $625,000 of VRP notes and warrants in March of 1995 into stock which resulted in the recognition in the quarter ended March 31, 1995 of original issue discount on the VRP notes of approximately $70,000 which was offset by the borrowings on the Company's credit line as noted above.



OTHER INCOME (LOSS)

The changes in the three and nine month periods ended September 30, 1996 of $24,518 and $4,305 is the net result of the receipt of funds relating to the terminated VRC pension plan caused by over funding of plan contributions in previous years, the reduction of an accrual of the VRC environmental liability, which was not assumed as part of the Reorganization, and other non operating expenses associated with foreign operations.

EQUITY IN NET INCOME (LOSS) OF AFFILIATES

In September 1993 the Company obtained a 20% interest in Storage Computer (Asia) Ltd. which was formed for the purpose of selling and servicing the Company's products in Hong Kong and China. In December of 1995 the Company obtained a 20% interest in Storage Computer France, SA for the purpose of selling and servicing the Company's products in France. For the nine month periods ended September 30, 1996 and 1995 the Company recognized a loss of $(7,501) and $(19,549), respectively, from these affiliates.

PROVISION FOR FEDERAL AND STATE INCOME TAXES

The tax expense provision for the three month periods ended September 30, 1996 and 1995 was $330,177 and $164,252, respectively, resulting in effective tax rates of approximately 33% and 27% . The tax expense provision for the nine month periods ended September 30, 1996 and 1995 was $1,015,279 and $(142,552), respectively, resulting in effective tax rates of approximately 36% and (9%).

The 6 percentage point increase in the effective tax rate between the three month periods ended September 30, 1996 and 1995 resulted from operating losses generated in 1996 at the foreign subsidiary level which are not available to offset current taxable income in the United States. The 45 percentage point increase in the effective tax rate between the nine month periods ended September 30, 1996 and 1995 resulted primarily from the non taxable income generated in 1995 relating to the reorganization expense credit and from the foreign operating entities in 1996 generating operating losses which were not able to be utilized to offset income generated at the US operations, the reduction of the valuation reserve for foreign net operating losses resulting in a tax benefit as described below and the realization of the net operating loss tax benefit for income tax purposes in 1996.

The increase in the deferred tax benefit for the nine month period ended September 30, 1996 of $834,428 relates primarily to the foreign tax net operating loss carryforwards of Storage Computer UK Ltd., formerly Vermont Research Limited, a wholly owned subsidiary of Vermont Research Products, Inc. The valuation reserve related to the deferred tax asset was reduced since, in management's opinion, it is more likely than not that the loss carryforwards will be utilized, through the generation of profits at the subsidiary level. Pursuant to UK tax law there is no statutory carryforward time limitation relating to the tax net operating losses. The utilization of the losses is dependent upon the wholly owned subsidiary achieving profit in the same line of business which generated the losses, and in which it continues to operate. Through September 30, 1996 the Company has utilized approximately $475,000 of net operating losses.


LIQUIDITY AND CAPITAL  RESOURCES

CASH FLOW

The cash flow used for the operating activities is primarily a function of the rapid growth of the Company, causing fluctuations in accounts receivable which are impacted by the timing of shipments and accounts receivable collections; and inventory purchases and subsequent payments of components to keep pace with the sales growth.

It is anticipated that should the Company's growth and expansion rate continue at its current trend, operating cash flow deficits may occur in the future as a result of such expansion. However, Management believes that its growth can be financed through additional borrowing arrangements as needed. For a further discussion of additional borrowing arrangements see the analysis and discussion of Debt and Equity (below).


DEBT AND EQUITY

On August 4, 1995 the Board of Directors approved, and the Company entered into a $6,000,000 unsecured, demand line of credit with a bank to be used for the working capital needs of the Company. The loan bears interest at the bank's prime rate or, under certain conditions, at the bank's LIBOR Rate plus 200 basis points. On August 20, 1996, the demand credit line was renewed with an increase of the credit facility to $10,000,000. Management believes the credit facility will accommodate all of its short term working capital requirements.

During the quarter ended September 30,1996, the Company had net paydown on the credit line of approximately $333,000 which resulted in a total outstanding liability on September 30, 1996 of approximately $1,969,220.

As of September 30, 1996, the only significant long term debt is a note with CEO and President Mr. Theodore J. Goodlander for $910,000 with interest at prime plus 1%, which is due in January 1998.

During the nine month period ended September 30, 1995, the Company converted total debt with a book value of $625,000 into 135,000 shares of the Company's Common Stock.


ACCOUNTS RECEIVABLE

The decrease in accounts receivable from December 31, 1995 to September 30, 1996 of approximately $155,000 is primarily due to the collection of accounts receivable resulting from significant sales occurring in the quarter ended December 31, 1995. The Company did not change its credit terms during the period and there has been no material change in the aging of accounts receivable during the period.


INVENTORY

Inventory increased approximately $1,786,770 or 39% from December 31, 1995 to September 30, 1996. The investment in inventory is impacted by several factors, including but not limited to, the timing of purchasing component parts such as disk drives; the non recognition of revenue and corresponding inventory increases due to inventory transfers deemed to be evaluation units; the timing of inventory reductions due to intercompany transfers and increased inventory locations throughout the United States and Europe.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures at this time.




PART II. OTHER INFORMATION


Item 5.  Other Information

On September 13, 1996, the Securities and Exchange Commission issued an order declaring the Company's Registration Statement on Form S-3 (SEC File Number 333-4145 which was filed on May 21, 1996) effective as of that date. The Registration Statement covered 2,318,200 previously issued shares of the Company's Common Stock and effectively registered such shares which were previously restricted. No proceeds were retained by the Company as a result of such offering. In connection therewith, on September 13, 1996, the Company filed amended Form 10-KSB/A for the year ended December 31, 1995, and Form 10-QSB/A for the quarter ended March 31, 1996, as part of the S-3 filing process. No change in earnings was reported as a result of these amended filings.

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

                                           STORAGE COMPUTER CORPORATION
                                                   Registrant


Date:       November 13, 1996             /s/ Theodore J. Goodlander
     --------------------------------     -----------------------------------


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



