Form 10KSB
period 1996-12-31
STORAGE COMPUTER CORP
filed 1997-03-31
CIK 933452

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-KSB
(Mark One)
             X    Annual Report Pursuant to Section 13 or 15(d) of
            ---     the Securities and Exchange Act of 1934
                   for the fiscal year ended December 31, 1996
                                       or
            --- Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities and Exchange Act of 1934
                  for the transition period from ______to______


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


                                 (603) 880-3005
              (Registrant's telephone number, including area code)

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
                                             Yes  X         No
                                                ------         ------

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. X
            -----

The aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $41,528,505 as of March 27, 1997.

As of March 27, 1997, there were issued and outstanding 10,701,341 shares of the Registrant's Common Stock, with a par value of $.001.


--------------------------------------------------------------------------------


DOCUMENTS INCORPORATED BY REFERENCE
NONE

Transitional Small Business Disclosure Format           Yes          No   X
                                                            -----       -----





                          STORAGE COMPUTER CORPORATION


Securities and Exchange Commission
   Item Numbers and Description
   ----------------------------

                                     PART I
                                                                                                                        PAGE
                                                                                                                        ----

 ITEM 1.          Business...............................................................................................3

 ITEM 2.          Properties............................................................................................11

 ITEM 3.          Legal Proceedings.....................................................................................11

 ITEM 4.          Submission of Matters to a Vote of Security Holders...................................................12

                                     PART II

 ITEM 5.          Market for Registrant's Common Equity
                  and Related Stockholder Matters.......................................................................12

 ITEM 6.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................................14

 ITEM 7.          Financial Statements and Supplementary Data...........................................................21

 ITEM 8.          Changes In and Disagreements With Accountants
                  on Accounting and Financial Disclosure................................................................21

                                    PART III

 ITEM 9.          Directors, Executive Officers, Promoters and Control Persons,
                  Compliance with Section 16(a) of the Exchange Act.....................................................22

 ITEM 10.         Executive Compensation................................................................................25

 ITEM 11.         Security Ownership of Certain Beneficial Owners
                  and Management........................................................................................27

 ITEM 12.         Certain Relationships and Related Transactions........................................................28

 ITEM 13.         Exhibits and Reports on Form 8-K......................................................................30






         Inasmuch as the calculation of shares of Registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant's best good faith estimate for purposes of this Annual Report on Form 10-KSB, and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the closing sale price of the Common Stock ($15.375) as reported by the American
Stock Exchange for trading on March 27, 1997. All outstanding shares beneficially owned by executive officers and directors of the Registrant or by any shareholder beneficially owning more than 5% of Registrant's common stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.

                                     PART I

ITEM 1.  BUSINESS


THE COMPANY

         Storage Computer Corporation (the "Company" or "SCC") designs, manufactures, markets and supports high-performance, scalable data storage solutions, critical to success in high-availability commercial computing environments. The Company pioneered the RAID 7(R) technology incorporated in its Virtual Storage Architecture(TM), which forms the basis for all its disk array product families. Based upon this performance-optimized architecture, the Company's disk array product families combine high-end controller technology, disk drives, scalable centralized and distributed memory mechanisms, proprietary memory mapping techniques and a real-time operating system to deliver high-performance, fault-tolerant storage solutions, in capacities ranging from 36 gigabytes to over 4 terabytes of shared storage.

COMPANY HISTORY

         The Company's predecessor, Cab-Tek, Inc., began development of RAID ("Redundant Array of Inexpensive Disks") in late 1984. From 1984 to 1990, products at RAID levels 3, 4, 5 and 6 were developed and tested. Development then commenced on the Virtual Storage Architecture to overcome the performance bottlenecks inherent in other RAID implementations and to achieve fault tolerant storage without impeding performance. The resultant RAID 7 technology was transferred to the Company, which was incorporated in Delaware in August, 1991. Products based upon the Company's RAID 7 technology began shipping to customer production sites in the second half of 1992.

         Pursuant to the Agreement and Plan of Organization dated October 4, 1994, as amended by a First Amendment to the Agreement and Plan of Organization dated January 31, 1995, Vermont Research Products, Inc. ("VRP"), a wholly-owned subsidiary of the Company, acquired the entire business and substantially all the property and assets of Vermont Research Corporation ("VRC") in exchange for shares of the Company's Common Stock (the "Reorganization"). The Reorganization became effective on March 6, 1995 and was accounted for as a pooling of interests.

INDUSTRY OVERVIEW

         The  computer  systems  market is  undergoing  a dramatic  shift to new information processing modes, such as client/server computing incorporating enterprise databases, data warehousing, image processing, multi-media, video-on-demand, virtual reality processing and Internet/Intranet services. These new application modes are increasing demand for data storage that is scalable in terms of capacity, performance, connectivity and manageability. The market for high performance storage is also driven by host computing platforms which continue to make quantum leaps in processing performance. The Company believes that users and networks will increasingly demand high-performance storage systems to eliminate performance bottlenecks and to take full advantage of increased server/workstation processing power. The U.S. Department of Commerce estimates the data storage market in 1997 to be $100 billion, and predicts that it will grow to $1 trillion by the year 2004.

RAID TECHNOLOGY

         International Data Corporation ("IDC") reported that the multiuser disk subsystems market was nearly $24 billion in 1996. RAID revenues accounted for 86% of the total multiuser disk subsystems market, with an annual growth factor of 26%. IDC projects multiuser disk subsystems revenues of $27 billion in 1997.

         RAID is an emerging data storage technology. A RAID disk array links together several industry standard disk drives into a single large disk drive using a combination of hardware, firmware and software to achieve extremely fast data transfer rates, high levels of redundancy and large storage capacity at a relatively lower cost than embedded storage solutions.

         The following is a discussion of the performance capabilities of various RAID levels as well as some of the common applications of RAID technologies at such levels:



          RAID Level                            Attributes                               Applications
          ---- -----                            ----------                               ------------
RAID-0                           Offers disk striping without parity        Quick reads and writes for large files
                                                                            without parity protection.

RAID-1: Disk Mirroring           High data reliability but high cost due    High reliability and fast data
                                 to duplication of disk drives and          transfer rates more than storage
                                 associated hardware.                       capacity and cost.

RAID-3: Parallel Data Access     Highest data transfer rate for large       High data  transfer  rates for large
                                 block  sizes  (high  bandwidth)  such as   block  writes.
                                 images.

RAID-5:  Independent Data        High data transfer rate for small          Applications that require frequent
Access                           transaction files.                         access to small blocks of data.

RAID-7:  Asychronous Data        Combines an asychronous hardware           Multi-host environments with a mix of
Access                           environment with a multi-tiered cache      application types.
                                 memory controlled by an embedded
                                 real-time operating system.

OmniRAIDTM                       Concurrent multiple RAID levels (0, 1,     For mixed applications and data
                                 3, 5, 7) applied to data, not to           types.  Protection at multiple levels
                                 physical array topology.                   provides performance scaling.





RAID 7 PRODUCTS

RAID 7 Virtual Storage Architecture

         Storage Computer pioneered RAID 7 technology, implemented through its

Virtual Storage Architecture, which forms the basis for all its disk array product families. Based upon this architecture, the Company's disk array product families combine high-end controller technology, standard disk drives, scalable centralized and distributed memory mechanisms, proprietary memory mapping techniques and a real-time operating system to deliver high-performance, fault-tolerant storage solutions. The RAID 7 intelligent operating system controls the interaction between the attached host processors and the physical drives; it tracks where information is stored, by which host(s) that data can be accessed and at what RAID level each piece of information is stored. Employing dedicated SCSI channels for each disk drive, RAID 7 technology transfers data to the host(s) and the processors asynchronously. In the extensions to the architecture, additional performance optimizations are achieved by fully distributing the intelligence, memory, parity and flow control throughout the array.

         The embedded operating system controls the data flow, thus reducing or eliminating the processing bottlenecks inherent in many other RAID implementations. The Company's embedded operating system manages several components: the central and channel memory, the distributed processors for each of the drives and the associated buffers, the distributed processors managing each host and the related dedicated buffers, plus a high-speed data bus and separate control bus. Each of these resources is controlled independently and asynchronously.

OmniRAID and OmniForceTM

         With the Company's OmniRAID and OmniForce software solutions, users can select the appropriate level(s) of data protection within a broad range of options. With these products, data protection levels can be customized by the user, specifying the appropriate level of protection for every data transaction. As requirements change and as new data is added, users can revise their selections or add multiple, concurrent protection levels while optimizing performance at the same time. OmniRAID and OmniForce allow users the freedom to scale performance and data protection concurrently. The user may invoke different levels of protection simultaneously for different data transactions to achieve a cost-effective business continuance strategy and increased performance.

         OmniRAID. Storage Computer's recently introduced OmniRAID software system combines features of many RAID levels. Concurrent support for RAID 0, RAID 1, RAID 3, RAID 5 and RAID 7 within a single array is possible because the RAID 7 architecture bases protection modes on the data and does not tightly couple it to the underlying physical configuration.

         OmniForce. With OmniForce, a new product offering announced in the fourth quarter of 1996, currently undergoing initial shipments, Storage Computer has developed a product to provide enterprise-level business continuance services, designed and optimized specifically for the open systems environment. This online data protection facility allows primary production sites to be multi-level-mirrored, locally and/or remotely, to ensure "hot recovery" of critical data to keep the business running with minimal interruption of service. OmniForce multi-level, multi-site mirroring is an option suite supported across the entire OmniRAID SuperServer product lines and is designed to be implemented concurrently with all OmniRAID features.

         OmniForce is a data continuity suite of disaster recovery tools which provides multi-site, multi-level mirroring. OmniForce offers scalable data continuity features, such as the ability to configure multiple concurrent levels of local and remote data protection, based on data prioritization. OmniForce's fully user-scalable protection at the file level, rather than the array level, allows the user to choose the appropriate level of protection.

Storage Management

         Storage AdministratorTM enhances the monitoring and control of the Company's storage product using an open, standards-based management protocol, SNMP (Simple Network Management Protocol), the industry-standard IP (Internet) communications protocol and a built-in Ethernet LAN (local area network) connection. This "open systems" design allows information from the Storage Administrator to be accessed through any SNMP Management Station, and alarm conditions can be sent to multiple managers simultaneously, anywhere in the world, over local or remote network connections. Mission-critical applications requiring uninterrupted access to data on the arrays are protected by operational  controls  within  the  Storage  Administrator  which  enable  early detection and automatic alert notification when any user-defined alarm thresholds are reached.

Hardware

         The Company provides three separate high-performance storage product sets, based on the RAID 7 Virtual Storage Architecture. They include: the RAID 7 Storage Server (70- and 71-Series) products, the high-performance OmniRAID Server (72-Series), and the enhanced performance OmniRAID SuperServer (73-Series) and OmniRAID SuperServer/ES (74-Series).

         70- and 71-Series Storage Servers. Based upon the Raid 7 Virtual Storage Architecture, the 70- and 71-Series Storage Servers combine high-end, intelligent controller technology, disk drives, a scalable distributed cache memory mechanism, and a real-time operating system software environment to deliver high performance, fault-tolerant storage. The 70-Series is available in both desktop and rackmount configurations. The 71-Series is available in rackmount and console configurations.

         72-Series OmniRAID Server. The 72-Series OmniRAID Servers include the Company's data-configurable RAID implementation with support for multiple concurrent data protection levels. Both protection and performance levels for data can be specified through the OmniRAID Table Vector Parity and Pipelining features available in this storage server family. Initial rollout of these and other capabilities took place with the announcement of OmniRAID in the fourth quarter of Fiscal 1996, prior to which time these features were available only on the Company's Storage SuperServer product line.

         73-Series OmniRAID SuperServer. The OmniRAID SuperServer is a family of performance-supercharged storage devices based on the RAID 7 Extended Virtual Storage Architecture. Configurations include high-speed processors, larger base memory, a dedicated SCSI channel for each drive, distributed intelligence, SNMP management, Local Management Facility, all OmniRAID features and optional support of OmniForce multi-level mirroring. Through OmniForce Intramirroring and OmniRAID's Table Vector Parity, Pipelining, Post Write Parity and Dynamic Online Expansion features, customers can specify RAID protection levels 0,1,3,5,7 at the file or dataset level to scale both data protection and performance levels while keeping costs under control. Internal transfer rates under the RAID 7 Extended Virtual Storage Architecture have been dramatically increased by fully distributing the intelligence, memory, parity generation and flow control throughout the array. The OmniRAID SuperServer family features a combination of redundant power and cooling systems, multiple redundant array management options, up to four hot-standby drives, non-volatile cache and optional fully mirrored configurations.

         74-Series OmniRAID SuperServer/ES. Like the 73-Series, this new product, which made its public debut in March of 1997 at the Cebit trade show in Hanover, Germany, is built upon the RAID 7 Extended Virtual Storage Architecture and is available in base configurations of 130 GB (expandable to 4TB), with a minimum 256MB of memory, and includes the full OmniRAID feature set. The OmniRAID SuperServer/ES drive packaging makes it fully front-serviceable and provides large storage capacity in a small footprint, allowing data center managers to maximize use of their current computer room capacities.


CUSTOMERS AND APPLICATIONS

         The Company has an extensive worldwide customer list. Products based upon the Virtual Storage Architecture have been sold to customers across a broad range of industries including banking and financial services, education, technology, telecommunications, military/aerospace, general services, government, and manufacturing. It is the goal of the Company to continue to market to existing customers to leverage its multiple product offerings and to continue to expand its customer base for its high-performance storage solutions.


CUSTOMER SERVICE AND SUPPORT

         The Company offers its customers a full array of customizable support options and programs. Customers have the option to decide how they want their service and support structured, so that the maintenance of the customer's data storage equipment fits into the customer's business model. Storage Computer's technical services organization comprises a group of skilled support personnel, located at Storage Computer's corporate headquarters in Nashua, NH and in field locations in the U.S., Europe and Asia.

         In addition to the Company's own support engineers and technicians, its strategic service alliances with third-party service providers enable it to offer comprehensive, high-quality programs to support customers on a worldwide basis. Storage Computer's strategic service alliances formed with third-party providers include some of the largest and most highly respected organizations in the service industry. Those alliances include IBM Service Organization, Technology Service Solutions (a subsidiary of IBM) and DecisionOne (the company formed in the merger between Decision ServCom and Bell-Atlantic Service). All in-house and third-party service technicians supporting the Company's customers are trained by Storage Computer, and service parts are generally stocked in local service offices. Service technicians are backed by a technical support hotline staffed by support analysts at Storage Computer. Storage Computer always takes the initial service call, determines the logistics of the support plan, and manages the process. Onsite services may be tailored to customer requirements in terms of hours covered, response times and onsite hardware service providers.

COMPETITION

         The information storage market is extremely competitive. Companies such as Data General Corporation, Digital Equipment Corporation, EMC Corporation, IBM Corporation,, Hewlett-Packard, NCR Corporation, Storage Technology, Sun Microsystems, and more than 100 other public and private companies provide disk arrays for a wide variety of computer systems, workstations and PCs. Although SCC is currently unaware of any other vendor offering an asynchronous transfer RAID 7 disk array, there can be no assurance that the Company will be able to compete successfully against existing companies or future entrants to the marketplace. While the Company believes that the price-performance characteristics of its products are currently competitive, increased competition including the introduction of new products by the Company's competitors, could result in price reductions, reduced gross margin and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Many of the
Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.


SALES AND MARKETING

         Domestic.  The  Company's  products  are sold  domestically  through  a combination of direct sales personnel, value-added resellers and other distributors. The Company's direct sales organization coordinates the activities of the Company's resellers and distributors and seeks to actively participate with them in selling efforts in order to enable the Company to establish strong direct ties with its customers and end users.

         International. The Company has established several different operational methods in order to penetrate and develop international markets. The Company uses distributors and value-added resellers, combined with the selling efforts of wholly-owned subsidiaries, and affiliated, minority-owned entities, to penetrate certain international markets and maximize returns on its marketing and sales efforts.

         Storage Computer Europe, GmbH, a wholly-owned subsidiary of the Company located in Kelkheim, Germany, provides sales and product support throughout Central and Eastern Europe. In September 1992, the Company entered into a joint venture agreement as a minority shareholder and formed Storage Computer (Asia) Ltd. for the purpose of selling and servicing the Company's products in Hong Kong and China. Similarly, in December 1995, the Company made a minority equity investment in Open Storage Solutions, S.A., in France, for the purpose of collaborating to sell and service products in France. Storage Computer (UK) Ltd. manufactures products and supports the sales and service of the Company's products in certain countries in Western Europe.

         The remaining international markets served by the Company are coordinated and supported from the United States, through the use of the Company's independent distributor network. The Company's distributors are responsible for penetrating and developing their respective markets, providing support and maintenance services and maintaining an inventory of spare parts. The distributors are also responsible to establish relationships with value-added resellers, who sell the Company's products to final end users.

MANUFACTURING

         The Company's manufacturing operations, which are located in Nashua, New Hampshire, U.S.A. and Leatherhead, England, undertake procurement of materials, product assembly, product assurance, quality control and final testing. The Company's manufacturing strategy has been to develop close relationships with its suppliers and subcontractors and to exchange critical information, in order to minimize capital investment and overhead expenditures and create flexibility for rapid expansion.

         The Company relies upon a limited number of suppliers of several key components utilized in the assembly of the Company's products. The Company purchases disk drives and enclosures from a number of major disk drive suppliers. The Company's reliance on its suppliers involves certain risks, including a potential inability to obtain an adequate supply of required components, price increases, timely delivery and component quality. This risk is particularly significant with respect to suppliers of disk drives because in order to meet product performance requirements, the Company must obtain disk drives with extremely high quality and data storage capacity. In addition, there is currently a significant market demand for disk drives and for semiconductor memory components, which could result in component shortages, selective supply allocations and increased prices of such components. Although to date the Company has been able to purchase its requirements of such components, there is no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business, operating results and financial condition.


RESEARCH AND DEVELOPMENT

         Since its inception, the Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current products, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements.

         The Company's future growth depends substantially upon the success of the Company's RAID 7 Virtual Storage Architecture and related products as well as new products which may be developed; however, there can be no assurance that the Company's products will attain broad market acceptance. Due to the complexity of the engineering effort required to produce new data storage subsystem products, the development and commercial exploitation of new products are subject to significant technical risks. There can be no assurance that new products will be introduced on a timely basis or at all. If new products are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. In addition, there can be no assurance that customers will not defer orders in anticipation of new product introductions by the Company or its competitors.

         Products like those offered by the Company may contain undetected software errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

         The Company's total expenses for research and development for fiscal years 1996, 1995 and 1994 were approximately $2,785,000, $2,116,000 and
$1,901,000 respectively. The Company anticipates that research and development expenses will increase in absolute dollars in future periods; however, the amount of such increases cannot be accurately predicted. Research and development efforts are expected to be focused on increasing the individual capabilities and performance of existing products and developing new value added software and hardware products to provide the Company's installed base with greater functionality, as well as to attempt to expand that installed base. (For a discussion of recent and ongoing research and development expenses, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations").


PROPRIETARY RIGHTS

         The Company's policy is to protect its technology by, among other things, filing patent applications with respect to technology considered important to the development of its business. The Company has been awarded certain U.S. patents and has additional U.S. patent applications pending. Foreign counterparts of certain of these applications have been filed or may be filed at the appropriate time. The Company decides on a case-by-case basis whether and in what countries it will file foreign counterparts of a U.S. patent application. The Company currently has been granted two U.S. patents and has seven pending patent applications, some of which are continuations of applications for which patents have already issued, that relate to various RAID, storage, fault tolerance and associated technologies. Although the Company often seeks patents on its products, the Company believes that patents are of less significance in its industry than such factors as innovative skills and technical expertise, frequency of product enhancements and timeliness and quality of support services provided by the Company.

         The Company believes that its products, trade marks and service marks do not infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future. If such a claim is made, the Company will evaluate the claim as it relates to its products and, if appropriate, may seek a license to use the protected technology. There can be no assurance that the Company would be able to obtain a license to use any such protected technology or that any such license could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license any such protected technology, the Company could be prohibited from incorporating or marketing such products. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should the Company's products be found to infringe protected technology, the Company could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

         The Company requires all employees, and technical and other consultants and advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. All of the Company's key technical employees have also entered into agreements providing for the assignment of rights to inventions made by them while in the employ of the Company. Although the Company continues to take protective measures to protect its proprietary technology, there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect the Company's rights to the same extent as U.S. law.


EMPLOYEES

         As of December 31, 1996, the Company had 113 full time employees. Of the total, 95 were based in the United States, 11 in the United Kingdom and 7 in Germany. The Company's ability to develop, manufacture and market its products and to establish and maintain a competitive position in its industry will depend, in large part, upon its ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. The Company believes that its relations with its employees are good. None of the Company's employees is represented by a collective bargaining agreement.


ITEM 2.  PROPERTIES

         The Company currently leases, from an affiliate, a 35,000 sq. ft. facility which is occupied by its light manufacturing, research and development and office operations in Nashua, New Hampshire. In 1996, the Company paid a monthly rental of $15,600 to lease this facility. The current monthly rental is $16,300, which the Company believes is comparable to rentals of similar properties in the area and indicative of the fair market rental which could be obtained from an unrelated third party in an arm's-length transaction. See "Item 12 - Certain Relationships and Related Transactions." The Company leases all of its domestic and international outside sales offices. All Company properties and premises are adequately protected by insurance coverage. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS

         On December 14, 1994, Raul Kacirek, a former employee of the Company, instituted a suit against the Company in Superior Court, Cheshire County, New Hampshire (Dkr. No. 94-E-0102). The suit alleges that the plaintiff properly exercised, in part, an employee stock option and is entitled to have up to 300,000 shares of Common Stock issued to him, but does not seek monetary damages. The Company has filed responsive pleadings (including motions and counterclaims) and believes that the options were not properly and timely exercised, and that the Complaint is otherwise without merit, and it intends to defend the case vigorously.

         During the third  quarter of 1995,  Michael J.  Flannery,  former  Vice
President of U.S. Sales, brought several legal actions against the Company and/or its President and Chief Executive Officer, Theodore J. Goodlander, two of which have been discharged as described below. On July 18, 1995, Mr. Flannery charged the Company and Mr. Goodlander in Plymouth Superior Court, in Plymouth County, Massachusetts, for wrongful termination of employment due to disability and age discrimination, tortious interference with advantageous relations and other allegations pertaining to his dismissal from the

Company (Massachusetts Civil Action No. 95-154-A). On January 14, 1997, the court dismissed Mr. Flannery's age and disability discrimination claims. The Company believes that the remaining counts which were filed, and other claims made by Mr. Flannery, are untrue and without merit, and that all obligations owed to Mr. Flannery have been satisfied and paid in full. The remaining actions have been, and will continue to be, vigorously contested.

         The Company does not believe that its involvement in or the resolution of the two legal proceedings discussed above will have a material effect upon the Company's business, operating results or financial condition. The Company is not presently aware of, or involved in, any other litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange under the symbol "SOS".

         The following table sets forth the range of the high and low closing sales prices for the Common Stock of the Company for the fiscal years ended December 31, 1996 and 1995, as reported by the American Stock Exchange.


FISCAL 1996                           High                    Low
                                      ----                    ---
First Quarter                        $11.00                  $8.25
Second Quarter                      $18.375                  $8.25
Third Quarter                        $19.00                  $12.25
Fourth Quarter                       $15.00                 $10.375

FISCAL 1995                           High                    Low
                                      ----                    ---
First Quarter                        $13.75                  $6.50
Second Quarter                      $11.875                  $6.25
Third Quarter                        $10.25                  $7.875
Fourth Quarter                      $10.125                  $7.00


         On March 27, 1997, there were 374 record holders of the Company's Common Stock. The Company believes the actual number of beneficial owners of the Common Stock is greater than the stated number of holders of record because a number of the shares of the Company's Common Stock is held in custodial or nominee accounts for the benefit of persons other than the record holder.

         The Company has never paid any dividends and does not anticipate paying any dividends in the foreseeable future. The Company is also restricted from paying dividends under the terms of its bank credit facility.

 ITEM 6.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Storage Computer Corporation designs, manufactures, markets and supports high-performance, scalable data storage solutions, critical to success in high-availability commercial computing environments. The Company's predecessor, Cab-Tek, Inc., began development of RAID ("Redundant Array of Inexpensive Disks") in late 1984. From 1984 to 1990, products at RAID levels 3, 4, 5 and 6 were developed and tested. Development then commenced on the Virtual Storage Architecture to overcome the performance bottlenecks inherent in other RAID implementations and to achieve fault tolerant storage without impeding performance. The resultant RAID 7 technology was transferred to the Company, which was incorporated in Delaware in August, 1991. Products based upon the Company's RAID 7 technology began shipping to customer production sites in the second half of 1992. Pursuant to the Agreement and Plan of Reorganization dated October 4, 1994, as amended by a First Amendment to the Agreement and Plan of Reorganization dated January 31, 1995, VRP, a wholly-owned subsidiary of the Company, acquired the entire business and substantially all the property and assets of VRC in exchange for shares of the Company's Common Stock (the "Reorganization"). The Reorganization became effective on March 6, 1995 and was accounted for as a pooling of interests. Accordingly, the results of operations of VRC are included in the accompanying financial statements for all periods presented as if the Reorganization had occurred at the beginning of the earliest financial reporting period presented. In connection with the Reorganization, the Company registered certain shares with the Securities and Exchange Commission to exchange with VRC shareholders whereby the Company became an SEC reporting company for the first time. The combined financial reporting should be analyzed, in the opinion of management, in the context that prior to March 6, 1995, the Company and VRC operated as independent business concerns and had (i) no coordination of business efforts, (ii) redundant expenses and (iii) independent management.

Results of Operations

         The following table reflects consolidated statement of operations information stated as a percentage of net sales for the years ended December 31, 1996, 1995 and 1994.



                                                                1996                 1995                1994
                                                                ----                 ----                ----

Net sales                                                    100.00%               100.00%             100.0%
Cost of goods sold                                             49.40                52.10               43.30
                                                               -----                -----               -----

Gross Profit                                                  50.60%                47.90%             56.70%
                                                              ------                ------             ------


                                       14






Operating Expenses
  Selling and marketing                                       19.70                 20.80               20.30
  General and administrative                                   3.80                 4.70                8.90
  Research and development                                     9.00                 9.10                13.10
  Royalty expense                                              0.00                 2.80                2.30
                                                               ----                 ----                ----
                                                              32.50                37.40               44.60
                                                              -----                -----               -----
Operating income (loss)                                       18.10                10.50               12.10
                                                              -----                -----               -----

Other income (expense)                                         (.30)                 .10                3.60
                                                               -----                                    ----

Income before income taxes                                     17.80                10.60                8.50
                                                               -----                -----                ----
Provision for federal and state income taxes
  Current tax expense (benefit)                                 6.00                 3.80                7.20
  Deferred tax expense (benefit)                               (4.60)                (3.90)                 --
                                                               ------                ------                 --
                                                                1.40                (0.10)               7.20
                                                                ----                ------               ----
Net income (loss)                                              16.40%               10.70%               1.30%
                                                               ======               ======               =====




NET SALES

         Net sales for the year ended December 31, 1996 were approximately $31,011,000, reflecting an increase in combined product sales of approximately $7,881,000 or 34% compared with the year ended December 31, 1995. Net sales for the year ended December 31, 1995 was approximately $23,130,000, reflecting an increase in combined product sales of approximately $8,607,000 or 59% compared with the year ended December 31, 1994.

         The increase in net sales in 1996 and 1995 was principally the result of increased international and domestic distribution channels utilizing value-added resellers, the opening of corporate sales offices/locations, increased marketing and sales efforts and expansion of the direct sales force. The increase in sales is strictly due to the increase in the volume of products sold. The Company did not initiate any material price changes during the period.

         Total sales have been expressed as a percentage of sales by geographic region as follows:

                         Year Ended            Year Ended         Year Ended
                      December 31, 1996     December 31, 1995  December 31, 1994
                      -----------------     -----------------  -----------------

US Domestic Sales            47%                   39%               47%
European Sales               23%                   38%               26%
Other Regions                30%                   23%               27%

         The changes in percentages between 1995 and 1996 were primarily the result of an increase in sales and marketing activities domestically including the expansion of the US direct sales force and increased product awareness in the United States.

         The changes in percentages between 1994 and 1995 were primarily the result of the acquisition of Vermont Research Corporation in 1995 which had a higher level of international sales as a percentage of total sales, the additional sales generated by the Western European sales office located in the United Kingdom which was acquired as a result of the Reorganization in March of 1995 and independent factors associated with geographic market penetration and product awareness on a region by region basis.

         All US export sales are denominated in US dollars to limit the amount of foreign currency risk. Domestic sales which occur through the Central European sales office located in Germany are conducted in the local functional currency. Domestic sales which occur through the Western European sales office located in the United Kingdom are denominated primarily in US dollars. Export sales from the European sales offices are substantially denominated in US dollars. For a further discussion of foreign operations, see the analysis and discussion of Foreign Operations in Note I in the accompanying financial statements, pages F-29 through F-30 for a more detailed analysis of the Company's net sales.


COST OF GOODS SOLD

         Cost of goods sold for the years ended December 31, 1996, 1995 and 1994 was approximately $15,327,000, $12,054,000 and $6,295,000, respectively, or 49%,
52% and 43% of net sales.

         The decrease in cost of goods sold percentage between 1996 and 1995 of approximately 3 percentage points was primarily caused by the reduction in component costs as a result of continued management of the outsourcing process, downward market pricing of subcomponents such as DRAM, reduction of overhead costs as a percentage of overall sales due to the elimination of certain redundant manufacturing expenses associated with Vermont Research Corporation and the allocation between cost of goods sold and other operating expenses. The decrease was offset in part as a result of the sales mix shifting to larger system sales that incorporate a larger percentage of non-proprietary components, such as disk drives, which have a lower gross profit margin.

         The increase in cost of goods sold percentage between 1995 and 1994 of approximately 9 percentage points was primarily caused by the acquisition of Vermont Research Corporation in 1995 which had a larger revenue base in 1994 to spread its fixed overhead cost as a percentage of sales and a change in the sales mix shifting to larger system sales that incorporate a larger percentage of non proprietary components, such as disk drives, which have a lower gross profit margin.


SALES AND MARKETING

         Sales and  marketing  expenses  for the years ended  December 31, 1996,
1995  and  1994  were  approximately   $6,118,000,   $4,821,000  and  $2,948,000
respectively or 20%, 21% and 20% of net sales.

         The dollar increase of approximately $1,297,000 and $1,873,000 between 1996 and 1995, and 1995 and 1994, respectively, is primarily attributed to increased cost associated with the continued development and expansion of international sales and marketing activities and expansion of domestic sales and marketing efforts, including but not limited to, the expansion of a direct sales force in 1996.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the years ended December 31, 1996, 1995 and 1994 were approximately $1,186,000, $1,090,000 and $1,296,000, respectively or 3.8%, 4.7% and 8.9% of net sales.

         The overall percentage decrease is primarily attributable to the sales growth between 1994 to 1996. The relative stable dollar cost associated with administrative expenses is attributable to the change in the mix of administrative costs between years. The dollar increase between 1996 and 1995 is a direct result of increased legal, accounting and other professional fees. During the year ended December 31, 1994 VRC administration expenses accounted for approximately 50% of the total true dollar cost of general and administrative expenses and during 1995 a portion of these expenses were eliminated due to the Reorganization.


RESEARCH AND DEVELOPMENT

         Research and development expenses for the years ended December 31, 1996, 1995 and 1994 were approximately $2,785,000, $2,116,000 and $1,901,000, respectively, or 9%, 9% and 13% of net sales.

         The stabilization of the research and development expenses between 1996 and 1995 is directly attributable to the consolidation of the research and development efforts to one location and the allocation of costs associated with research and development efforts. The percentage decrease between 1995 and 1994 was primarily attributed to the Reorganization with VRC resulting in the elimination of certain redundant expenses and integration of the separate companies research and development departments.

ROYALTY EXPENSE

         Royalty expense for the years ended December 31, 1996, 1995 and 1994 was approximately $0, $649,000 and $332,000 or 0%, 2.8% and 2.3% of net sales. The elimination of the royalty expense was the result of the termination of the royalty agreement, with a related party, by mutual consent.


OTHER INCOME/EXPENSE

         The  components  of other  income/expense  for 1996 were  approximately
$209,000 in interest expense, $56,000 of other income, $32,000 of interest income and $29,000 of foreign exchange gain. The components of other income/expense for 1995 were approximately $238,000 in interest expense, $135,000 of a reorganization credit, $92,000 of other income, $85,000 of interest income and $9,000 in foreign exchange gain. The components of other income/expense for 1994 were approximately $506,000 of reorganization expense, $214,000 of interest expense, $141,000 of interest income, $52,000 of foreign currency gain and $35,000 of other income. For a further discussion and analysis of other income/expense see Note A and Note E in the accompanying notes to the financial statements pages F-15 and F-19, respectively.


PROVISION FOR FEDERAL AND STATE INCOME TAXES

Current tax expense

         The current tax expense for the years ended December 31, 1996, 1995 and 1994 was approximately $1,862,000, $869,000 and $1,047,000 respectively or a current tax rate based on income before income taxes of 34%, 35% and 85%. The decrease in the current tax expense expressed as a percentage of income before income taxes between 1996 and 1995 was primarily attributed to the timing of the deduction of certain expenses for income tax purposes which were expensed for financial statement purposes. The decrease in the current tax expense expressed as a percentage of income before income taxes between 1995 and 1994 was primarily the result of the combining of the financial reporting presentation of SCC and VRC for the earliest financial reporting period whereby the net operating loss of VRC had been fully reserved.

Deferred tax benefit

         The deferred tax benefit for the years ended December 31, 1996, 1995 and 1994 was approximately $1,421,000, $896,000 and $319, respectively, or approximately 28%, 36% and 0% of net income. The deferred tax benefit for 1996 and 1995 includes the recognition of certain net operating loss carryforwards for financial reporting purposes.

         See Note H in the accompanying note to the financial statements pages F-26 through F-28, for a more detailed analysis of the Company's effective tax rates and net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

         The following table is a summary of the consolidated statements of cash flows:


                               December 31, 1996     December 31, 1995          December 31, 1994

Net cash provided by
    (used in) operating
    activities                     $1,514,101          $(2,271,705)                $(622,510)
Net cash used in
     investing  activities           (483,058)            (443,953)                 (413,678)
Net cash provided by
    (used in) financing
    activities                        (55,454)              297,710                  (48,327)


NET CASH PROVIDED BY USED IN OPERATING ACTIVITIES

         From 1994 to 1996 the Company has gone from a negative cash flow from operations to a positive cash flow from operations which has been driven by the increase in net income from 1994 of approximately $183,000 to net income of $5,061,000 in 1996. Net income generated by operations net of depreciation, amortization and deferred tax benefit for the years ended December 31, 1996,1995 and 1994 was approximately $3,900,000, $2,000,000 and $360,000 which is a direct result of the increase in sales activity from 1994 to 1996.

         The impact sales growth has on the other major components of cash flow from operations on a year to year analysis is illustrated by the following table:


              Accounts                         Payables and         Sales growth
              Receivable        Inventory      accrued expenses     year to year
              % of sales        % of sales     % of sales           percentage
              ----------        ----------     ----------           ----------
1996 .......  29.12%            20.00%         18.20%               34.07%
1995 .......  31.18%            19.80%         19.70%               59.26%
1994 .......  25.64%            19.17%         24.70%               49.50%



         As illustrated by the table above the Company has historically been able to generate sales growth percentages in excess of 30% for each year without a significant deterioration in the aging of accounts receivable, no significant increase of inventory levels as a percentage of sales and continued reduction of current liabilities as a percentage of sales.


NET CASH USED IN INVESTING ACTIVITIES

         The cash used in investing activities is primarily the result of the purchase of property and equipment. The Company currently has no material commitments for capital expenditures.


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

         The cash flow provided by or used in financing activities for 1996 and 1995 was primarily caused by the utilization of the Company's unsecured demand line of credit with a bank offset by the payment of bridge financing occurring during the development stage of the Company. Cash flows from financing activities in 1994 were primarily caused by the repayment of bridge financing occurring during the development stage of the Company.

         On August 20, 1996 the Company's unsecured, demand line of credit with a bank was renewed with an increase in the credit facility from $6,000,000 to $10,000,000. At December 31, 1996 the remaining balance available on the credit facility was approximately $9,400,000. The loan bears interest at the bank's prime rate or, under certain conditions, at the bank's LIBOR rate plus 200 basis points. The agreement contains certain conditions including, but not limited to, restrictions related to working capital, net worth, and certain financial ratios.

         The Company's working capital at December 31, 1996 was approximately $11,400,000. In Management's opinion, the Company's current working capital position, together with the available credit facility of $9,400,000 and cash from foregoing operations, will be sufficient to accommodate working capital requirements through the end of 1997.

FOREIGN CURRENCY TRANSACTIONS

         Management does not currently utilize any derivative products to hedge its foreign currency risk. The Company's foreign subsidiaries' obligations to their parent are denominated in US dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the US dollar and its subsidiaries' functional currencies, currently the German mark and the British pound. This exposure is limited to the period between the time of accrual of such liability to the parent in the subsidiaries' functional currency and the time of its payment in US dollars.

         Other than the intercompany balances noted above, the Company does not believe it has material unhedged monetary assets, liabilities or commitments which are denominated in a currency other than the operations' functional currency. Management expects such exposure to continue until its foreign subsidiaries reach a more mature level of operation. Management currently has no plans to utilize any derivative products to hedge its foreign currency risk.


INFLATION

         The Company does not believe that inflation has had a material impact on its operations, sales or net income during the period covered by this report.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products; the rate of growth in the industries of the Company's products; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving customer needs; risks associated with sales in foreign countries; and the Company's ability to successfully expand its operations. See also Exhibit 99 to this Annual Report on Form 10-KSB for additional factors to consider.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements and pages F-1 through F-30 attached (audited annual financial statements for the years ended December 31, 1996 and 1995).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information concerning executive officers and directors of the Company:


             NAME                   AGE                                    POSITION
             ----                   ---                                    --------
Theodore J. Goodlander           52         Chairman of the Board, President and Chief Executive Officer, Director
Shigeho Inaoka(1)(2)             53         Director
Steve S. Chen(1)(2)              50         Director
Norunn Heilevang(2)              47         Treasurer
Christopher P.
 Torregrossa, CPA                37         Vice President of Finance
John R. Taylor                   57         Vice President of International Distribution
John J. O'Brien                  46         Vice President of Research and Development
Ronald L. Beckett                52         Vice President of Operations
Sam Sanders                      62         Vice President of North American Sales


--------------------
(1)      Member of Compensation Committee
(2)      Member of Audit Committee

THEODORE J. GOODLANDER, 53, has served as SCC's President, Chief Executive Officer and Chairman of the Board for over five years and since he founded the Company. Mr. Goodlander served as President of Cab-Tek, Inc., a computer accessories manufacturing company and a predecessor to the Company, from 1981 to 1984. From 1978 to 1981, he was employed as a private investor and from 1968 to 1978 Mr. Goodlander held various management positions at Wang Laboratories, Inc., including Vice President International and Far East Marketing Manager. Mr. Goodlander attended Syracuse University and is a graduate of the Program for Management Development at Harvard Business School.

SHIGEHO INAOKA, 54, has been a director of the Company since September, 1993. Mr. Inaoka has served as President of TechnoGraphy, Inc., a manufacturer of multimedia computer systems and an exclusive distributor of the Company's products in Japan since 1992. From 1989 to 1992, Mr. Inaoka was President and Chief Executive Officer of Sony Computer Systems, Inc. He received a business degree from Meiji University in 1967 and a Masters degree in Computer Systems Engineering from Tokyo Computer Academy in 1968.

STEVE S. CHEN, 50, has been a director of the Company since May, 1996. Mr. Chen is also the Executive Vice President and Chief Technology Officer of Sequent Computer Systems, Inc. Mr. Chen was previously the Founder and Senior Vice President of Chen Systems, Inc., a high performance computer server manufacturer, which was acquired by Sequent Computer Systems, Inc. in 1996. Prior to that, Mr. Chen founded Supercomputing Systems, Inc., with partial funding from IBM. He had previously been Senior Vice President of Cray Research, with responsibility for development of the Cray XMP and YMP Supercomputers.

NORUNN HEILEVANG, 48, was appointed Treasurer in October 1994. Since 1982, Ms. Heilevang has also served as Administration Manager of Cab-Tek Inc. From 1978 to 1982, she served as Vice President and Chief Financial Officer of Cizek Audio, Inc. Ms. Heilevang holds an AA in Accounting from Forde Business College, Forde, Norway.

CHRISTOPHER P. TORREGROSSA, CPA, 37, was promoted to Vice President of Finance in March of 1997. Prior to his promotion Mr. Torregrossa functioned as the Company's Corporate Controller from August 1995 to February 1997 and Corporate Financial Auditor from October 1994 to July 1995. Prior to joining the Company Mr. Torregrossa was employed at Nathan Wechseler and Company, the Company's independent auditor from the Company's inception to 1994. He received his BS in Accounting from the University of Denver in 1981 and became a Certified Public Accountant in 1983. After graduation he was employed by Deloitte and Touche.

JOHN R.  TAYLOR,  57,  has  served  as  SCC's  Vice  President  -  International
Distribution. Mr. Taylor served as President of EXSAM, an international marketing and consulting company, from 1991 to 1992 and Vice President of International Operations for Sequoia Systems from 1989 to 1991. He also served as Vice President International Operations for ICL/Computer Consoles, Inc. from 1987 to 1989. Mr. Taylor also worked in various positions from field sales to working directly with the Chief Executive Officer for Wang Laboratories from 1970 to 1987. Mr. Taylor is fluent in German.

JOHN J. O'BRIEN, 46, has served as Vice President of Research and Development since joining the Company in 1992. From 1984 to 1992, Mr. O'Brien was a consultant to Storage Computer, and during the period from 1987 to 1992, he did so as President of MetaVenture Inc., a Manhattan based consulting company. He received a B.S. in Mathematics from St. Vincent's College and B.S. in Electronic Engineering from Pennsylvania State University. Mr. O'Brien also holds a Masters degree in Engineering Administration from George Washington University.

RONALD L. BECKETT, 52, has served as SCC's Vice President of Operations since 1995. Prior to being named Vice President of Operations, Mr. Beckett served as the Director of Field Service from 1994 to October of 1995 for Storage Computer. Before joining Storage Computer, he served as the Program and Business Manager at Wang Laboratories directing Worldwide MultiVendor product and service program from 1988 to 1993. From 1985 to 1988, Mr. Beckett was the Vice President of Operations for Rhema Computer. Previously, Mr. Beckett was the Manager of Distributor and OEM sales support at Applicon Schlumberger from 1980 to 1984. He attended Washington Institute of Technology and is a graduate from Merganhaler Technical School majoring in Electronic Technology.

SAM SANDERS, 62, joined SCC in March 1997 as Vice President of North American Sales. Immediately prior to joining Storage Computer, Sanders was CEO and Founder of TAP, a sales and marketing consulting company, founded in 1989. His sales and management experience at IBM, Wang Laboratories and Scientific Data Systems over an 18-year period led to his appointment at Nucleus International, where he served as Vice President of Worldwide Sales from 1984 to 1989. Sanders is an engineering graduate of the University of California at Berkeley and has pursued graduate studies toward his MBA at UCLA and The George Washington University.

All directors hold office until the next annual meeting of the stockholders and until their successors are elected and qualified. All officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion. There are no family relationships among any of the directors or executive officers of the Company.

BOARD COMMITTEES

         The Board of Directors has a Compensation Committee, which makes recommendations concerning salaries and incentive compensation for employees of, and consultants to, the Company, and an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent auditors.

DIRECTOR COMPENSATION

         Members of the Board of Directors do not receive any cash compensation for their service on the Board of Directors but are entitled to reimbursement of expenses related to attending Board of Directors meetings. The Company has compensated its directors who are not employees through the grant of stock options. Upon initial appointment, each of Messrs. Inaoka and Chen was granted an option to purchase 30,000 shares of Common Stock at the fair market value on the date of grant. Directors who are employees of the Company are not paid any additional compensation for serving as directors.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Directors, executive officers and persons who own more than 10% of the outstanding shares of Common Stock of the Company to file with the Securities and Exchange Commission and the American Stock Exchange reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to the Company. Based solely on a review of copies of such reports furnished to the Company or written representations from certain persons that no reports were required for those persons, the Company believes that all
Section 16(a) filing requirements were complied with during the fiscal year ended December 31, 1996 with the exception of Christopher P. Torregrossa, Steve
S. Chen, John J. O'Brien, John R. Taylor, Ronald L. Beckett and Sam Sanders, who were recently named executive officers, and who have not yet filed Forms 3.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal year ended December 31, 1996 by its Chief Executive Officer and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during such fiscal year (collectively, "the Named Executive Officers"):


                                                                                                LONG-TERM
                                                         ANNUAL                                COMPENSATION
                                                      COMPENSATION                             -------------
                                                      ------------
                                                                          OTHER ANNUAL      STOCK       ALL OTHER
           NAME AND                 FISCAL        SALARY        BONUS     COMPENSATION     OPTIONS      COMPENSA-
      PRINCIPAL POSITION           YEAR(1)            $             $         ($)(2)        (#)        TION ($)(2)
      --------- --------           -------        -----         -----         ------         ---       -------- --


Theodore J. Goodlander,
  President and Chief Executive
  Officer..........................  1996      $150,000(4)       ---           ---           ---           ---

John J. O'Brien,
  Vice President of Research
         and Development...........  1996      $102,667          ---           ---       150,000(5)        ---

John R. Taylor,
  Vice Preident of  International
  Development....................    1996      $100,000      $60,000                     160,000(6)        ___


--------------------

(1)      The Company's fiscal year for 1996 ended on the last day of December.

(2) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the executive officer during the fiscal year ended December 31, 1996.

(3) The Company did not grant any stock options, restricted stock awards or stock appreciation rights (SARs) or make any long-term incentive plan payouts to the above named executive officers during the fiscal year ended December 31, 1996.

(4)      As of December  31, 1996 Mr.  Goodlander  was owed  deferred  salary of
         $299,500.

(5) Includes 150,000 options at $.10 per share pursuant to the Company's Amended and Restated Stock Incentive Plan.

(6) Includes 120,000 options at $.10 per share and 40,000 at $3.60 per share pursuant to the Company's Amended and Restated Stock Incentive Plan.

         The  following   table  sets  forth  certain   information   concerning
exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 1996:

                  Aggregated Option Exercises In Last Fiscal Year and
                            Fiscal Year-End Option Values(1)




                        Number of Securities Underlying          Value of Unexercised In-the-Money
                     Unexercised Options at Fiscal Year-End(1)       Options at Fiscal Year-End(2)
                     --------------------------------------       ---------------------------------
                       Exercisable         Unexercisable          Exercisable         Unexercisable
                       -----------         -------------          -----------         -------------

Name
----


John R. Taylor           140,000               20,000              $1,753,800            $190,200
John R. O'Brien          150,000                 0                 $1,953,750               __

---------------------------

(1) No options were exercised during the fiscal year ended December 31, 1996 by the Named Executive Officers.

(2) Based on the difference between closing price of the underlying shares of Common Stock on December 31, 1996 as reported by the American Stock Exchange ($13.125) and the option exercise price.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of December 31, 1996 by (i) each director of the Company, (ii) each of the executive officers named in the Summary Compensation Table above, (iii) all directors and executive officers of the Company as a group and (iv) each person known by the Company to own beneficially more than 5% of the Common Stock.





                                                                             Shares of Common Stock
                                                                             Beneficially Owned(10)
                                                                             ----------------------

Directors, Officers and 5% Stockholders                            Number                         Percent
---------------------------------------                            ------                         -------

Theodore J. Goodlander                                          4,000,000(1)                      37.38%
Storage Computer Corporation
11 Riverside Street
Nashua, New Hampshire  03062

Goodlander 1990 Family Trust                                      3,290,000                       30.74%
c/o Jeanie McCready, Trustee
6 Ashland Street
Nashua, New Hampshire  03020

Norunn Heilevang                                                 216,500(2)                        2.02%
8 Nigel Lane
Nashua, New Hampshire  03062

Shigeho Inaoka                                                   453,600(3)                        4.24%
2-16-7 Iwataminani
Komae-shi
Tokyo, Japan  182

Steve S. Chen                                                       0(4)                             *
c/o Storage Computer Corporation
11 Riverside Street
Nashua, New Hampshire  03062

Christopher P. Torregrossa                                          0(5)                             *
10 Hillside Drive
Henniker, NH  03242

John R. Taylor                                                   40,000(6)                           *
c/o Storage Computer Corporation
11 Riverside Street
Nashua, New Hampshire  03062

John J. O'Brien                                                  195,400(7)                          *
c/o Storage Computer Corporation
11 Riverside Street
Nashua, New Hampshire  03062

Ronald L. Beckett                                                    0(8)                            *
c/o Storage Computer Corporation
11 Riverside Street
Nashua, New Hampshire  03062

Sam Sanders                                                         200(9)                           *
c/o Storage Computer Corporation
11 Riverside Street
Nashua, New Hampshire  03062
All directors and executive officers as a                         8,000,300                       74.76%
group(9)...............................................

--------------------

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

(3) Includes 211,000 shares of Common Stock held by TechnoGraphy, Inc. for which Mr. Inaoka is an executive officer and in which he owns a controlling interest. Does not include 30,000 shares of Common Stock issuable upon exercise of options granted under the Company's Amended and Restated Stock Incentive Plan and 20,000 shares held by family members.

(4) Does not include 30,000 shares of Common Stock issuable upon the exercise of options granted under the Company's Amended and Restated Stock Incentive Plan.

(5) Does not include 25,000 shares of Common Stock issuable upon the exercise of options granted under the Company's Amended and Restated Stock Incentive Plan.

(6) Does not include 120,000 options at $.10 per share and 40,000 options at $3.60 per share pursuant to the Company's Amended and Restated Stock Incentive Plan.

(7) Does not include 150,000 Options at $.10 per share pursuant to the Company's Amended and Restated Stock Incentive Plan.

(8) Does not include 26,000 options at an average cost of $8.59 per share pursuant to the Company's Amended and Restated Stock Incentive Plan.

(9) Does not include 60,000 options at an average cost of $16.75 per share pursuant to the Company's amended and Restated Stock Incentive Plan.

(10)     See Footnotes (1) - (9) above.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


CAB-TEK, INC.

         SCC was spun off by Cab-Tek, Inc., a company which is owned by Mr. Goodlander, Ms. Heilevang and related parties, through the purchase of the related inventory and fixed assets used in connection with the development of RAID 7. These assets were in turn contributed as the initial capital of SCC. SCC subsequently purchased all of the RAID technology and the rights to all issued and pending patents and trademark of Cab-Tek, Inc. for $10,000 plus a royalty of 3% of SCC's total net sales through March 30, 1996 (up to a cumulative maximum royalty of $5,000,000). This royalty agreement was terminated effective December 31, 1995. No royalties were paid with respect to Fiscal 1996. Royalties with respect to Fiscal 1995 were $649,000. The royalty rate was set within the range of what management believed to be industry practice, and was substantially lower than the rate management believes it would have accepted from a non-affiliated party. The maximum royalty amount was set by management through analysis to determine an amount reasonable and fair to both parties. Among the factors considered in the analysis were the history of the related development expenses and risks, the prospects for the Company's business and earnings, and the development expenses of similar and competing companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Royalty Expense."


KRISTIANIA CORP.

         SCC currently leases, as a tenant at will, a 35,000 sq. ft. facility which is occupied by its light manufacturing, research and development and office operations in Nashua, New Hampshire. The lease is with an affiliated entity of which Mr. Goodlander and Ms. Heilevang are equity owners. The Company paid annual rentals of $152,576 and $187,200 in 1995 and 1996, respectively.

RELATED PARTY DEBT

 Since the inception of the Company, Mr. Goodlander and Cab-Tek, Inc. have made secured cash loans to the Company at interest rates of prime plus 1%. In December of 1994, the Cab-Tek note payable was assigned to Mr. Goodlander. The aggregate amount owing to Mr. Goodlander under his own note and the note assigned to him by Cab-Tek, Inc., for Fiscal 1996 and Fiscal 1995 was $710,000 and $910,000, respectively.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K


         (a)      The following documents are included as part of the report:

                  (1)      Financial Statements

                           The following financial statements of the Company and
                           the  report  of  the  independent   certified  public
                           accountants are filed as part of this report:

                           Index to Financial Statements
                           Report of Independent Auditors
                           Consolidated Balance Sheets
                           Consolidated Statements of Operations
                           Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                           Notes to Financial Statements

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

                 *3.1 Restated   Articles  of  Organization   (Incorporated   by
                      reference as Exhibit 3.1 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2, 1994).
                 *3.2 Amended and Restated By-Laws (Incorporated by reference as
                      Exhibit 3.2 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2, 1994).
                 *4.1 Specimen  Common  Stock   Certificate   (Incorporated   by
                      reference as Exhibit 4.1 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2, 1994).
                 10.1 Amended and Restated Stock Incentive Plan.
                 10.2 Promissory Note in the principal amount of $710,000 dated
                      December 6, 1996 made payable to  Theodore J. Goodlander.
                *10.3 Letter   Agreement   dated  July  14,  1994   between  the
                      Registrant and Eddie Lu Hwang (Incorporated by reference as Exhibit 10.8 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2, 1994).
                *10.4 Joint  Venture  Agreement  between the  Registrant,  Micro
                      Research Computer Limited and Eddie Lu Hwang (Incorporated by reference as Exhibit 10.6 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2, 1994).
                *10.5 Amended   and   Restated   1992   Stock   Incentive   Plan
                      (Incorporated by reference as Exhibit 10.5 to Amendment No. 4 to the Company's Form S-3, Registration No. 333-04145, as filed on September 13, 1996).
                 10.6 Amendment  dated August 20, 1996, to the Revolving  Credit
                      Agreement dated August 6, 1995 between the Company and State Street Bank and Trust Company.

                 10.7 $10,000,000  Line of Credit Note from  Registrant to State
                      Street Bank and Trust  Company dated August 20, 1996.
                *10.8 Loan  Agreement  dated  August 6, 1995 between the Company and State Street Bank and Trust Company  (Incorporated  by
                      reference  to  Exhibit  10.2  to  Amendment  No.  4 to the
                      Company's Form S-3,  Registration No. 333-04145,  as filed on September 13, 1996.
                 21   Subsidiaries  of the  Company.
                 23   Consent  of  Richard  A.  Eisner &  Company,  LLP.
                 27   Financial Data Schedule.
                 99   "Safe   Harbor"   Statement   under   Private   Securities
                      Litigation Reform Act of 1995.


--------------------
*        previously filed


         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Nashua, New Hampshire, on the 28th day of March, l997.

                                STORAGE COMPUTER CORPORATION


                                BY:/s/ Theodore J. Goodlander
                                -----------------------------
                                      Theodore J. Goodlander
                                      President, Chief Executive Officer and
                                      Chief Financial Officer


Pursuant to the requirements of the Securities and Exchange Act of l934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.





Signature                          Capacity                                         Date
---------                          --------                                         ----


/s/ Theodore J. Goodlander         Chairman of the Board of Directors, CEO          March 28, 1997
--- -------- -- ----------          (Principal Executive Officer and
    Theodore . Goodlander            Principal Accounting Officer)



/s/ Shigeho Inaoka                 Director                                         March 28, 1997
--------------------------
Shigeho Inaoka

________________________           Director                                         ________________, 1997
Steven S. Chen



                          STORAGE COMPUTER CORPORATION



                                  - I N D E X -


                                                              PAGE
                                                             NUMBER

REPORT OF INDEPENDENT AUDITORS                                 F-2


CONSOLIDATED BALANCE SHEETS AS AT
DECEMBER 31, 1996 AND DECEMBER 31,
1995                                                           F-4


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996,
DECEMBER 31, 1995 AND DECEMBER 31, 1994                        F-6


CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY FOR THE YEARS ENDED DECEMBER 31,
1996, DECEMBER 31, 1995 AND DECEMBER 31, 1994                  F-8


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996,
DECEMBER 31, 1995 AND DECEMBER 31, 1994                        F-10


NOTES TO FINANCIAL STATEMENTS                                  F-12




                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
Storage Computer Corporation
Nashua, New Hampshire  03062


         We have audited the accompanying consolidated balance sheets of Storage Computer Corporation and subsidiaries as at December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Storage Computer Corporation and subsidiaries as at December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year




                                       F-2





period ended December 31, 1996 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
January 31, 1997




                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                     A S S E T S                               1996                       1995
                                     -----------                              ------                      -----
Current assets:
   Cash and cash equivalents. . . . . . . . .                              $ 1,852,762                $   871,101
   Accounts receivable (Note E) . . . . . . .                                9,030,955                  7,212,091
   Inventories (Note B) . . . . . . . . . . .                                6,274,244                  4,580,066
   Prepaid expenses and other current assets.                                  103,796                    140,754
   Deferred tax asset (Note H). . . . . . . .                                  400,000                    529,997
                                                                          ------------                -----------

          Total current assets. . . . . . . .                               17,661,757                 13,334,009

Deferred tax asset (Note H) . . . . . . . . .                                2,138,550                    588,000

Property and equipment (net of accumulated
   depreciation and amortization of
   $1,155,165 in 1996 and $1,195,662 in
   1995) (Note C) . . . . . . . . . . . . . .                                1,080,002                    790,605

Investment in affiliates. . . . . . . . . . .                                   55,000                     55,000
                                                                          ------------                -----------

          T O T A L . . . . . . . . . . . . .                              $20,935,309                $14,767,614
                                                                          ============                ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Note payable (Note D). . . . . . . . . . .                              $   576,421                $   399,973
   Current portion of capital leases and
     equipment note (Note F). . . . . . . . .                                   29,753                     39,677
   Accounts payable . . . . . . . . . . . . .                                2,201,556                  2,350,730
   Accrued expenses . . . . . . . . . . . . .                                2,236,853                    990,171
   Accrued income taxes . . . . . . . . . . .                                  935,600                    931,016
   Deferred stockholder compensation
     (Note E) . . . . . . . . . . . . . . . .                                  299,500                    299,500
                                                                          ------------                -----------

          Total current liabilities . . . . .                                6,279,683                  5,011,067
                                                                          ------------                -----------

Capital lease obligations and equipment
   note, noncurrent (Note D). . . . . . . . .                                   32,672                     61,594
Long-term debt, related party
   (Note D) . . . . . . . . . . . . . . . . .                                  710,000                    910,000
                                                                          ------------                -----------

          Total long-term liabilities . . . .                                  742,672                    971,594
                                                                          ------------                -----------

Commitments and contingencies (Notes E, F and J)

Stockholders' equity (Note G):
   Preferred stock, par value $.001;
     authorized 25,000,000 shares;
     none issued and outstanding
   Common stock,  par value  $.001;  authorized  25,000,000  shares;
     issued and outstanding 10,701,341 shares (1996) and
     10,636,341 shares (1995) . . . . . . . .                                   10,701                     10,636
   Additional paid-in capital . . . . . . . .                               12,290,245                 12,223,860
   Retained earnings (deficit). . . . . . . .                                1,612,008                 (3,449,543)
                                                                          ------------               ------------

          Total stockholders' equity. . . . .                               13,912,954                  8,784,953
                                                                          ------------                -----------


          T O T A L . . . . . . . . . . . . .                              $20,935,309                $14,767,614
                                                                          ============                ===========




                                       F-4





                 The accompanying notes to financial statements
                          are an integral part hereof.



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                Year Ended December 31,
                                                              ---------------------------------------------------------
                                                                   1996                   1995                  1994
                                                              ------------           ------------          ------------
Net sales . . . . . . . . . . . . . . . . . .                  $31,011,429            $23,130,413           $14,522,887
Cost of goods sold. . . . . . . . . . . . . .                   15,326,909             12,054,265             6,295,256
                                                              ------------           ------------           -----------

          Gross profit. . . . . . . . . . . .                   15,684,520             11,076,148             8,227,631
                                                              ------------           ------------           -----------

Operating expenses:
   Selling and marketing. . . . . . . . . . .                    6,117,947              4,820,680             2,948,324
   General and administrative . . . . . . . .                    1,186,239              1,089,797             1,295,858
   Research and development . . . . . . . . .                    2,785,280              2,116,542             1,901,091
   Royalty expense (Note F) . . . . . . . . .                                             648,558               331,862
                                                              ------------           ------------           -----------

                                                                10,089,466              8,675,577             6,447,135
                                                              ------------           ------------           -----------

          Operating income. . . . . . . . . .                    5,595,054              2,400,571             1,750,496
                                                              ------------           ------------           -----------

Other income (expense):
   Reorganization (expense) credit (Note A) .                                             134,821              (506,088)
   Foreign exchange gain. . . . . . . . . . .                       29,407                  8,763                51,785
   Interest income. . . . . . . . . . . . . .                       31,673                 84,804               140,497
   Interest expense (Note E). . . . . . . . .                     (209,495)              (238,414)             (213,826)
   Other income . . . . . . . . . . . . . . .                       55,892                 92,402                34,748
                                                              ------------           ------------           -----------

                                                                  (92,523)                82,376               (492,884)
                                                              ------------           ------------          ------------

Equity in net loss of affiliates. . . . . . .                                            (23,390)               (28,087)
                                                                                     ------------          ------------

          Income before income taxes. . . . .                   5,502,531              2,459,557              1,229,525
                                                              ------------           ------------           -----------

Provision for federal and state income taxes (Note H):
     Current tax expense. . . . . . . . . . .                   1,861,533                869,164              1,046,859
     Deferred tax (benefit) . . . . . . . . .                  (1,420,553)              (896,202)                  (319)
                                                              ------------           ------------          ------------

                                                                  440,980                (27,038)             1,046,540
                                                              ------------           ------------           -----------

NET INCOME. . . . . . . . . . . . . . . . . .                 $ 5,061,551            $ 2,486,595            $   182,985
                                                              ============           ============           ===========


Net income per share. . . . . . . . . . . . .                       $0.43                  $0.21                  $0.02
                                                                   ======                 ======                  =====


Weighted shares outstanding . . . . . . . . .                  11,891,373             11,784,441             10,836,324
                                                              ===========            ===========             ==========





                                      F-6






                 The accompanying notes to financial statements
                          are an integral part hereof.




                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                    Cumulative
                                               Common Stock                Additional            Retained             Foreign
                                      -----------------------------          Paid-In             Earnings            Currency
                                       Shares           Par Value           Capital              (Deficit)          Translation
                                      --------         -----------         ----------           -----------        -------------
Balance -
   December 31,
   1993. . . . . . .                  9,701,341          $ 9,701          $ 9,215,344          $(6,119,123)           $(14,629)

Equity adjustment
   from foreign
   currency
   translation . . .                                                                                                    14,629

Sales of common
   stock . . . . . .                    136,500              137              477,434

Conversion of debt
   into common
   stock . . . . . .                    543,500              543            1,905,137

Net income . . . . .                                                                               182,985
                                    -----------         --------         ------------          -----------            -------------

Balance -
   December 31,
   1994. . . . . . .                 10,381,341           10,381           11,597,915           (5,936,138)               - 0 -

Conversion of debt
   into common
   stock (Note D). .                    135,000              135              624,865

Exercise of stock
   options . . . . .                    120,000              120                1,080

Net income . . . . .                                                                             2,486,595
                                    -----------         --------         ------------          -----------            -------------

Balance -
   December 31,
   1995. . . . . . .                 10,636,341           10,636           12,223,860           (3,449,543)               - 0 -

Exercise of stock
   options . . . . .                     65,000               65               66,385

Net income . . . . .                                                                             5,061,551
                                    -----------         --------         ------------          -----------            -------------


BALANCE -
   DECEMBER 31,
   1996. . . . . . .                10,701,341          $10,701          $12,290,245           $ 1,612,008            $ - 0 -
                                    ===========         ========         ============          ============           =======




                 The accompanying notes to financial statements
                          are an integral part hereof.



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Year Ended December 31,
                                                                                  -------------------------------------------------
                                                                                      1996               1995              1994
                                                                                  ------------        ----------       ------------
Cash flows from operating activities:
   Net income                                                                   $ 5,061,551       $ 2,486,595        $   182,985
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                              310,505           302,041            216,093
         Deferred tax (benefit)                                                  (1,420,553)         (896,202)              (319)
         Amortization of debt discount                                                                 74,854
         Equity in net loss of affiliates                                                              23,390             28,807
         Gain on foreign currency translation adjustment                            (29,407)           (8,763)           (51,785)
         Gain on sale of property                                                                                        (14,668)
         Changes in operating assets and liabilities:
           Accounts receivable                                                   (1,818,864)       (3,487,958)        (1,401,656)
           Inventories                                                           (1,694,178)       (1,796,189)        (1,423,200)
           Other current assets                                                       2,955           (68,979)            41,445
           Accounts payable and accrued expenses                                  1,102,092         1,099,506          1,799,788
                                                                                ------------      ------------        -----------
             Net cash provided by (used in) operating
               activities                                                         1,514,101        (2,271,705)          (622,510)
                                                                                ------------      ------------       ------------


Cash flows from investing activities:
   Proceeds from the sale of property                                                                                     34,500
   Capital expenditures                                                            (483,058)         (388,953)          (448,178)
   Investment in affiliate                                                                            (55,000)
                                                                                ------------      ------------       ------------
             Net cash (used in) investing activities                               (483,058)         (443,953)          (413,678)
                                                                                ------------      ------------       ------------


Cash flows from financing activities:
   Net proceeds from credit line                                                    176,448           399,973
   Repayment of long-term debt and capital lease
     obligations                                                                    (98,352)          (15,263)          (525,898)
   Repayment of long-term debt, related party                                      (200,000)
   Net proceeds from issuance of common stock                                        66,450                              477,571
   Reduction of other long-term liabilities                                                           (87,000)
                                                                                ------------      ------------       ------------
             Net cash provided by (used in) financing
               activities                                                           (55,454)          297,710            (48,327)
                                                                                ------------      ------------       ------------

Effect of exchange rate changes on cash                                               6,072               943              5,969
                                                                                ------------      ------------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                981,661        (2,417,005)        (1,078,546)

Cash and cash equivalents - beginning of year                                       871,101         3,288,106          4,366,652
                                                                                ------------      ------------       -----------


CASH AND CASH EQUIVALENTS - END OF YEAR                                         $ 1,852,762       $   871,101        $ 3,288,106
                                                                                ============      ============       ===========


Supplemental disclosures of cash flow information: Cash payments for:
     Interest                                                                   $   132,747       $   141,865        $   125,949
     Taxes                                                                        1,831,338         1,035,000             35,000

Supplemental schedule of noncash financing activities:

   Equipment acquired under capitalized lease                                                     $    77,000        $    24,000
                                                                                                  ============       ===========

   Equipment financed by long-term debt                                                           $    12,000
                                                                                                  ===========

   Debt converted to common stock  135,000  shares issued 1995;  543,500  shares issued 1994:
       Increase in common stock                                                                           135                543
       Increase in additional paid-in capital                                                         624,865          1,905,137
                                                                                                  ------------       -----------

          DECREASE IN DEBT                                                                        $   625,000        $ 1,905,680
                                                                                                  ============       ===========


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

                           On March 6, 1995, Vermont Research Products, Inc., a wholly owned subsidiary of the Company acquired the entire business and substantially all of the property and assets of Vermont Research Corporation ("VRC") in exchange for SCC common stock ("the Reorganization"). The Reorganization was accounted for as a pooling of interests. Accordingly, the results of operations of Vermont Research Products, Inc. are included in the consolidated financial statements for all periods presented as if the Reorganization had been consummated at the beginning of the earliest period presented. The transaction required the issuance of approximately 748,000 shares of the Company's common stock. In connection with the Reorganization, the Company accrued certain expenses in 1994 resulting in an expense charge of $506,088. Actual expenses were less than anticipated resulting in a credit of $134,821 in 1995.

                           The following is a reconciliation of 1994 sales and net income to include the operations of Vermont Research Products,
         Inc.:


(continued)

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



                                                                     Net Income
                                                    Net Sales          (Loss)
                                                  ------------       ----------

Storage Computer Corporation.                      $11,983,279       $1,118,192
Vermont Research Products, Inc.                      2,539,608         (935,207)
                                                  ------------       ----------

Combined                                           $14,522,887       $  182,985
                                                  ============       ==========



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

                  (c)      Depreciation and amortization:

                           Depreciation   and   amortization   of  property  and
         equipment is computed using both the straight-line and accelerated methods over the following useful lives:

                                                                Years
                                                                -----
                           Computer equipment. . . . . . . . .  5 - 7
                           Machinery and equipment . . . . . .  5 - 7
                           Office equipment. . . . . . . . . .  5 - 7
                           Leasehold improvements. . . . . . .    15
                           Research and development equipment.  5 - 7
                           Vehicle . . . . . . . . . . . . . .    5

                  (d)      Revenue recognition:

                           The Company recognizes revenue when its products are shipped to its customers.

                  (e)  Cash and cash equivalents:

                           The Company considers all highly liquid instruments with a maturity of three months or less, when acquired, to be cash equivalents.


(continued)


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



(Continued)
                                      F-15






(NOTE A) - Nature of Business and Significant Accounting Policies:
           (continued)

         [2]  Significant accounting policies:  (continued)


                  (f)  Earnings per share:

                           Earnings or loss per share data is computed using the weighted average number of common shares outstanding and dilutive common equivalent shares.

                  (g)      Warranty costs:

                           The Company offers various maintenance and warranty agreement plans. The Company provides for future warranty costs based on actual claims experience.

                  (h)      Stock-based compensation:

                           The Financial Accounting Standards Board has issued Statement of Accounting Standards No. 123, "Accounting for Stock- Based Compensation" ("SFAS 123"). As permitted under SFAS 123, the Company has adopted the disclosure requirements of SFAS 123 and will account for its employee stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

                  (i)  Use of estimates:

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



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Inventories:
(Continued)


         At December 31, 1996 and December 31, 1995, the components of inventories were as follows:
                                                            December 31,
                                                            ------------
                                                         1996        1995
                                                         ----        ----
                  Raw materials and
                     purchased components . . . . .  $4,476,995   $2,128,947
                  Work in process . . . . . . . . .     888,396      615,200
                  Finished goods. . . . . . . . . .     908,853    1,835,919
                                                     -----------  ----------

                                                     $6,274,244   $4,580,066
                                                     ===========  ==========
(continued)





                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE C) - Property and Equipment:

         Included in property and equipment for the years ended December 31, 1996 and December 31, 1995 is equipment acquired under capital lease of approximately $101,000. Property and equipment are stated at cost and are summarized as follows:

                                               December 31,
                                               ------------
                                            1996         1995
                                            ----         ----
     Computer equipment and
        software. . . . . . . . . . . .  $  653,151   $  370,139
         Machinery and equipment. . . .     790,277      939,869
         Office equipment . . . . . . .     220,453      117,885
         Vehicles . . . . . . . . . . .     179,024      191,303
         Research and development
            equipment . . . . . . . . .     310,328      318,604
         Leasehold improvements . . . .      81,934       48,467
                                             ------       ------

                   T o t a l. . . . . .   2,235,167    1,986,267

         Less accumulated depreciation
            and amortization. . . . . .   1,155,165    1,195,662
                                         -----------  ----------

                   B a l a n c e. . . .  $1,080,002   $  790,605
                                         ===========  ==========


(NOTE D) - Indebtedness:

         Details of the Company's indebtedness are as follows:

         (a)  Note payable:

                  As of December 31, 1996, the Company had an unsecured demand bank line of credit with maximum borrowings of $10,000,000. During the term of the agreement, borrowings bear interest at the bank's prime rate, which was 8.25% at December 31, 1996. The agreement contains certain conditions including, but not limited to, restrictions related to working capital, net worth, and certain financial ratios.

         (b)  Long-term debt related party:

(Continued)


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



                  Note payable to the president of the Company is due January 1998 with interest at prime plus 1%, unsecured and subordinated to the demand line of credit.

(continued)


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Related Party Transactions:

         The Company leased its U.S. headquarter facilities in 1996 from an affiliated entity as a tenant-at-will for a monthly rental of $15,600. Rent expense under this lease for 1996, 1995 and 1994 amounted to $187,200, $152,576 and $105,456, respectively. The monthly rental increased to $16,300 effective January 1, 1997.

         Interest expense from related parties amounted to $84,000, $91,000 and $80,604 for 1996, 1995 and 1994, respectively.

         The deferred compensation payable due to the President is due on demand.

         For 1996, 1995 and 1994 the Company had sales to affiliates of approximately $2,021,000, $1,700,000 and $442,000, respectively. Included in accounts receivable at December 31, 1996 and December 31, 1995 are amounts due from affiliates of approximately $887,000 and $731,000, respectively.

         In connection with the acquisition of certain patent rights, the Company paid a royalty to an affiliate of $648,558 and $331,862 in 1995 and 1994, respectively. The royalty agreement was terminated by mutual consent at the end of 1995.


(NOTE F) - Lease Obligations:

         [1]      Operating leases:

                  The Company leases certain property and equipment under noncancelable leases which expire at various dates through 2001.
Future minimum payments are as follows:

                Year Ending
                December 31,
                ------------
                   1997. . . . . . . . . . . . .  $207,092
                   1998. . . . . . . . . . . . .   133,252
                   1999. . . . . . . . . . . . .    93,627
                   2000. . . . . . . . . . . . .     7,285



(Continued)

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



                   2001. . . . . . . . . . . . .     5,731
                                                  --------

                                                  $446,987
                                                  ========


         Amounts charged to operations under these leases were $203,415, $185,009 and $13,872 for the years ended December 31, 1996, December 31, 1995 and December 31, 1994, respectively.

(continued)



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE F) - Lease Obligations:  (continued)

         [2]      Capital leases and equipment note:

                  Present value of capital leases and
                     equipment note at December 31, 1996.  $62,425

                  Less amounts due within one year. . . .   29,753
                                                          --------
                  Amounts due after one year. . . . . . .  $32,672
                                                          ========

(NOTE G) - Stock Option Plan:

         The Company has a stock option plan which provides for the granting of options to purchase up to 2,500,000 shares of common stock. Option activity during 1994, 1995 and 1996 is summarized as follows:

                                                      Weighted-Average
                                          Number of     Option Price
                                            Shares        Per Share

     Balance - December 31, 1993 . . . .. 1,723,500        $  .25
         Granted . . . . . . . . . . . .    642,700        $ 3.57
         Cancelled . . . . . . . . . . .   (497,000)       $  .25
                                          ----------

         Balance - December 31, 1994 . .  1,869,200        $ 1.33
         Granted . . . . . . . . . . . .    121,950        $ 2.81
         Exercised . . . . . . . . . . .   (120,000)       $  .10
         Cancelled . . . . . . . . . . .   (363,750)       $ 2.49
                                          ----------

         Balance - December 31, 1995 . .  1,507,400        $ 1.35

         Granted . . . . . . . . . . . .    382,000        $10.01
         Exercised . . . . . . . . . . .    (65,000)       $ 1.02
         Cancelled . . . . . . . . . . .   (160,900)       $ 3.32
                                          ----------

         Balance - December 31, 1996 . .  1,663,500        $ 3.41
                                          ==========



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS




         Options for 1,228,101 shares are exercisable at December 31, 1996 at exercise prices ranging from $.01 to $14.75 and a weighted-average price of approximately $1.52 per share, with a weighted-average remaining contractual life of approximately 9 years. At December 31, 1996, options to purchase 651,500 shares were available for grant under the plan.

(continued)


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Stock Option Plan:  (continued)

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1996 or 1995. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, net income per share would have been changed to the pro forma amounts indicated below:

                                              Year Ended December 31,
                                              -----------------------
                                                  1996         1995
                                              -----------   ---------
         Net income:
            As reported. . . . . . . . . . .  $5,061,551   $2,486,595
            Pro forma. . . . . . . . . . . .   4,874,280    2,453,295

         Net income per share:
            As reported. . . . . . . . . . .      $0.43       $0.21
            Pro forma. . . . . . . . . . . .       0.41        0.21

         The fair value of the Company's stock options used to compute pro forma net income and net income per share disclosures is the estimated present value at grant date using the Black-Shoales option-pricing model with the following weighted average assumptions for 1996 and 1995: dividend yield of 2.5%; expected volatility of 30%; a risk free interest rate of 7.5%; and an expected holding period of ten years.

         The weighted-average grant-date fair value of options granted was $4.10 per share and $1.57 per share for the years ended December 31, 1996 and December 31, 1995, respectively.

(continued)


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Income Taxes:

         As of December 31, 1996 and December 31, 1995, the Company has net deferred tax assets as shown in the following table.

                                                           December 31,
                                                    ------------------------
                                                       1996          1995
                                                    ----------    ----------

                  Deferred wages. . . . . . . . .  $  115,128   $   102,000

                  Deferred inventory
                     capitalization costs . . . .      15,522        10,168

                  Deferred revenue. . . . . . . .     112,606        40,000

                  Accrued expenses. . . . . . . .      32,000        20,000

                  General business tax credits. .     360,000       360,000

                  Domestic net operating loss
                     carryover. . . . . . . . . .   2,061,843     2,380,000

                  Foreign net operating loss
                     carryover. . . . . . . . . .     736,152       613,800
                                                   -----------  -----------

                            Total deferred tax
                                  assets. . . . .   3,433,251     3,525,968

                  Valuation allowance . . . . . .    (894,701)   (2,407,971)
                                                   -----------  ------------

                  Net deferred tax assets . . . .   2,538,550     1,117,997

                  Less current portion. . . . . .     400,000       529,997
                                                   -----------  -----------

                  Noncurrent. . . . . . . . . . .  $2,138,550   $   588,000
                                                   ===========  ===========

         The domestic net operating loss carryovers, amounting to approximately $6,000,000 expire at various dates through 2009 and the foreign net operating loss carryovers amounting to approximately $1,700,000 can be carried forward indefinitely. The Company is subject to Internal Revenue Code provisions which limit the domestic

(continued)

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS




net operating loss carryovers available annually. The general business tax credits expire at various dates through 2001.

(continued)



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE H) - Income Taxes:  (continued)

         The U.S., foreign and state and local components of the provision (benefit) for income taxes are as follows:

                                                       December 31,
                                           -----------------------------------
                                             1996         1995         1994
                                           ----------  -----------  ----------

         Current:
         Federal, net of business tax
           credits of $50,000, $115,000
           and $122,000 in 1996, 1995
           and 1994, respectively. . . . .$ 1,514,000   $ 691,000   $  864,000
         State and local . . . . . . . . .    348,000     178,000      183,000
                                          ------------  ----------  ----------

                                            1,862,000     869,000    1,047,000
                                          ------------  ----------  ----------

      Deferred:
        Federal. . . . . . . . . . . . . . (1,223,000)   (358,000)
        Foreign. . . . . . . . . . . . . .   (198,000)   (538,000)
                                          ------------  ----------

                                           (1,421,000)   (896,000)
                                           ----------    --------

      Provision (benefit) for income
        taxes. . . . . . . . . . . . . . .$   441,000   $ (27,000)  $1,047,000
                                          ============  ==========  ==========

         The following table reconciles the tax provision per the accompanying statements of operations with the expected provision obtained by applying statutory rates to the pretax income.



                                                  1996         1995          1994
                                              ------------  -----------  --------
      Income before income taxes . . . . . .  $ 5,502,531   $2,459,577   $1,229,525
                                              ============  ===========  ==========

      Expected tax at U.S. statutory rate
         of 34%. . . . . . . . . . . . . . .  $ 1,871,000   $  836,000   $  418,000

      Adjustments due to:
         Difference between foreign rate
           and U.S. statutory rate . . . . .      165,000       85,000
         State taxes, net of federal benefit      230,000       99,000      118,000
         Increase (decrease) in valuation
              reserve . . . . . . . . . . . . .(1,513,000)    (947,000)     492,000
         Adjustment of prior years'
           deferred tax assets related to
           foreign entities. . . . . . . . .     (295,000)
         Tax credits . . . . . . . . . . . .      (50,000)    (115,000)    (122,000)


(Continued)

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



         Nontaxable income . . . . . . . . .                   (56,000)     205,000
         Other . . . . . . . . . . . . . . .       33,000       71,000      (64,000)
                                              ------------  -----------  -----------

      Tax provision (benefit) per financial
         statements. . . . . . . . . . . . .  $   441,000   $  (27,000)  $1,047,000
                                              ============  ===========  ==========


         For the years ended December 31, 1995 and December 31, 1994, nontaxable income relates primarily to costs incurred with the Company's reorganization with Vermont Research Products, Inc.
(Note A).

(continued)


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS


(NOTE I) - Foreign Operations:

         Operations by geographic area are summarized as follows:


                                  United
                                  States       Europe     Eliminations  Consolidated
                               -----------   ----------   ------------  ------------
1996:
   Domestic sales to
     unaffiliated customers .  $14,636,000   $3,538,000                 $18,174,000
   Export sales to
     unaffiliated customers .   10,124,000    2,713,000                  12,837,000
   Transfers between
     geographic areas . . . .    4,245,000    1,296,000   $(5,541,000)
                               ------------  -----------  ------------

          Total revenue . . .  $29,005,000   $7,547,000   $(5,541,000)  $31,011,000
                               ============  ===========  ============  ===========


   Net income (loss). . . . .  $ 5,196,000   $  809,000   $  (943,000)  $ 5,062,000

   Total assets . . . . . . .   25,621,000    4,980,000    (9,666,000)   20,935,000

   Total liabilities. . . . .   10,048,000    4,476,000    (7,502,000)    7,022,000

1995:
   Domestic sales to
     unaffiliated customers .  $ 8,928,000   $5,260,000                 $14,188,000
   Export sales to
     unaffiliated customers .    6,328,000    2,613,000                   8,941,000
   Transfers between
     geographic areas . . . .    6,414,000      290,000   $(6,704,000)
                               ------------  -----------  ------------

          Total revenue . . .  $21,670,000   $8,163,000   $(6,704,000)  $23,129,000
                               ============  ===========  ============  ===========


   Net income (loss). . . . .  $ 2,466,000   $ (103,000)  $   124,000   $ 2,487,000

   Total assets . . . . . . .   16,307,000    3,661,000    (5,200,000)   14,768,000

   Total liabilities. . . . .    6,464,000    3,996,000    (4,477,000)    5,983,000

1994:
   Domestic sales to
     unaffiliated customers .  $ 6,832,000   $3,029,000                 $ 9,861,000
   Export sales to
     unaffiliated customers .    4,145,000      517,000                   4,662,000
   Transfers between
     geographic areas . . . .    2,399,000      179,000   $(2,578,000)      - 0 -
                               ------------  -----------  ------------  ---------

(Continued)


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS



          Total revenue . . .  $13,376,000   $3,725,000   $(2,578,000)  $14,523,000
                               ============  ===========  ============  ===========


   Net income (loss). . . . .  $   938,000   $ (555,000)  $  (200,000)  $   183,000

   Total assets . . . . . . .   11,615,000    1,966,000    (2,853,000)   10,728,000

   Total liabilities. . . . .    4,755,000    2,000,000    (1,699,000)    5,056,000



(continued)


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS




(NOTE I) - Foreign Operations:  (continued)

         Total revenue by geographic area includes both sales to unaffiliated customers and transfers between geographic areas. Such transfers are accounted for at prices which the Company considers comparable to normal, unaffiliated customer sales.

         Export sales from the United States to unaffiliated customers are summarized as follows:

                               1996         1995          1994
                           ------------  -----------  ----------

         Far East . . . .  $ 8,563,000   $4,542,000   $3,009,000
         Other. . . . . .    1,561,000    1,786,000    1,136,000
                           ------------  -----------  ----------

                           $10,124,000   $6,328,000   $4,145,000
                          ============   ===========  ==========

         For the years ended December 31, 1996, December 31, 1995 and December 31, 1994 sales to one unaffiliated customer were in excess of 10% of net sales and amounted to $6,303,000, $2,756,000 and $1,881,000, respectively.


(NOTE J) - Legal Proceedings:

         A former employee of the Company has instituted a suit against the Company alleging that he is entitled to have up to 300,000 shares of common stock issued to him under an option arrangement. The Company has filed responsive pleadings (including motions and counterclaims) and believes that the option was not properly and timely exercised, and that the complaint is otherwise without merit, and intends to defend the case vigorously.