Form 10QSB
period 1997-03-31
STORAGE COMPUTER CORP
filed 1997-05-15
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     March 31,1997
                                                     -------------
     [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                      EXCHANGE ACT
                  For the transition period from ____________ to ____________
                          Commission file number 1-13616

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

                                       N/A
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [  ]


   The number of shares of Common Stock outstanding as of the close of business on May 10, 1997 was 10,701,591 shares.

Transitional Small Business Disclosure Format (Check One)
         Yes [  ]   No [ X ]


                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                Page(s)

         Condensed Consolidated Balance Sheets -- March 31, 1997
         and December 31, 1996..........................................................   3

         Condensed Consolidated Statements of Operations -- Three months
         ended March 31, 1997 and 1996..................................................   4

         Condensed Consolidated Statements of Cash Flows -- Three months
         ended March 31, 1997 and 1996..................................................   5

         Notes to Condensed Consolidated Financial Statements --
         March 31, 1997.................................................................   7

Item 2. Management's Discussion and Analysis or Plan of Operation.......................   8


PART II.  OTHER INFORMATION

Item 5.   Other Information.............................................................  12

Item 6.  Exhibits and Reports on Form 8-K...............................................  12




PART I. FINANCIAL INFORMATION

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                            MARCH 31, 1997         DECEMBER 31, 1996
ASSETS
Current assets
  Cash and cash equivalents                                                      $  2,243,621            $  1,852,762
  Accounts receivable (net)                                                        10,263,761               9,030,955
  Inventories                                                                       8,885,200               6,274,244
  Prepaid expenses and other current assets                                           209,320                 103,796
  Deferred tax asset                                                                  481,150                 400,000
                                                                        ----------------------    --------------------
     Total current assets                                                          22,083,052              17,661,757
                                                                        ----------------------    --------------------

Deferred tax asset                                                                  2,057,400               2,138,550

Property and equipment, less
   allowance for depreciation                                                       1,070,374               1,080,002
                                                                        ----------------------    --------------------

Investment in affiliates                                                               55,000                  55,000
                                                                        ----------------------    --------------------

                                                                                  $25,265,826             $20,935,309
                                                                        ======================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable                                                                  $   3,126,965             $   576,421
   Current portion of long-term debt
         and lease obligation                                                          32,400                  29,753
  Accounts payable                                                                  4,132,731               2,201,556
  Accrued expenses                                                                  1,940,394               2,236,853
  Accrued income taxes                                                                                        935,600
  Deferred stockholder compensation                                                   299,500                 299,500
                                                                        ----------------------    --------------------
     Total current liabilities                                                      9,531,990               6,279,683
                                                                        ----------------------    --------------------

Long-term debt and lease obligations,
       less current portion                                                            30,456                  32,672
Long-term debt, related party                                                         710,000                 710,000
                                                                        ----------------------    --------------------
     Total liabilities                                                                740,456                 742,672
                                                                        ----------------------    --------------------

Stockholders' equity
  Common stock                                                                         10,702                  10,701
  Additional paid in capital                                                       12,442,527              12,290,245
  Retained earnings                                                                 2,540,151               1,612,008
                                                                        ----------------------    --------------------
                                                                                   14,993,380              13,912,954
                                                                        ----------------------    --------------------

                                                                                  $25,265,826             $20,935,309
                                                                        ======================    ====================


            See Notes to Condensed Consolidated Financial Statements.

                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                       Three Months Ended
                                                                    MARCH 31,         MARCH 31,
                                                                      1997               1996

       Net sales                                                    $8,454,913          $6,035,258
       Cost of goods sold                                            4,147,156           3,130,742
                                                              -----------------   -----------------
               Gross profit                                          4,307,757           2,904,516
                                                              -----------------   -----------------

     Operating expenses:
       Selling and marketing                                         2,215,378           1,304,191
       General and administrative                                      355,997             285,746
       Research and development                                        639,697             480,344
                                                              -----------------   -----------------
                                                                     3,211,072           2,070,281
                                                              -----------------   -----------------

                Operating income                                     1,096,685             834,235
                                                              -----------------   -----------------

     Other income (expense):
       Interest expense net                                           (55,971)             (50,310)
       Other income (expense)                                           97,429             (30,452)
                                                              -----------------   -----------------
                                                                        41,458             (80,762)
                                                              -----------------   -----------------

               Income before income taxes                            1,138,143             753,473
                                                              -----------------   -----------------

     Provision for federal and state
        income taxes
          Current tax expense                                          280,000             179,088
          Deferred tax (benefit) expense                               (70,000)             34,014
                                                              -----------------   -----------------
                                                                       210,000             213,102
                                                              -----------------   -----------------

     Net income                                                       $928,143            $540,371
                                                              =================   =================

     Net income per share                                                $0.08               $0.05

     Weighted average shares outstanding                            11,999,177          11,886,529





            See Notes to Condensed Consolidated Financial Statements.


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                              Three Months Ended
                                                                                        MARCH 31,               MARCH 31,
                                                                                         1997                     1996

     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                       $928,143                 $540,371

          Adjustments to reconcile net income
            to net cash used for operating
            activities:
              Depreciation and amortization                                                80,087                   59,260
              Deferred tax (benefit)                                                      (70,000)                  34,014
              (Gain) or loss on foreign currency
                translation adjustment                                                    (59,217)                  47,976
           Changes in operating assets and liabilities:
              Accounts receivable (net)                                                (1,232,806)               1,258,540
              Inventories                                                              (2,546,339)                (478,555)
              Other current assets                                                       (105,524)                  16,772
              Accounts payable and accrued expenses                                        771,763              (1,099,776)
                                                                              ---------------------   ----------------------

     NET CASH PROVIDED(USED) IN OPERATIONS                                             (2,233,893)                 378,602
                                                                              ---------------------   ----------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property & equipment net                                             (70,459)                (174,536)

                                                                              ---------------------   ----------------------
     NET CASH USED IN INVESTING ACTIVITIES                                                (70,459)                (174,536)
                                                                              ---------------------   ----------------------
     CASH FLOW FROM FINANCING ACTIVITIES:
       Net proceeds from credit line                                                     2,548,328                  519,149
       Issuance of common stock                                                            152,283                   14,403

                                                                              ---------------------   ----------------------
     NET CASH PROVIDED IN FINANCING ACTIVITIES                                           2,700,611                  533,552
                                                                              ---------------------   ----------------------
     Effect of exchange rate changes on cash                                               (5,400)                  (7,075)
                                                                              ---------------------   ----------------------
     NET INCREASE IN CASH AND CASH EQUIVALENTS                                             390,859                  730,543
     Cash and cash equivalents at beginning of period                                    1,852,762                  871,101
                                                                              ---------------------   ----------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $2,243,621               $1,601,644
                                                                              =====================   ======================


            See Notes to Condensed Consolidated Financial Statements.



                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                          Three months Ended
                                                                                  MARCH 31,                MARCH 31,
                                                                                     1997                    1996



     Supplemental disclosures of cash flow information Cash payments for:
        Interest                                                                 $  120,000               $   79,160

        Taxes                                                                    $1,389,031               $1,035,000








            See Notes to Condensed Consolidated Financial Statements


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997



NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Storage Computer Corporation (the "Company") and its subsidiaries are engaged in the development, manufacture and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Storage Computer Europe GmbH, Vermont Research Products, Inc. and Storage Computer UK Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has investments in Storage Computer (Asia) Ltd. and Storage Computer France S.A., 20%-owned affiliates, which are accounted for by the equity method.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in a Special Financial Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission, containing the Company's financial statements for the fiscal year ended December 31, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE B - RECLASSIFICATIONS

Certain 1996 amounts have been reclassified to conform with the current period presentation.


                  STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and the growth of the Company's market and customers, the Company's objectives and plans for future operations, possible acquisitions and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change which meets evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations.


NET SALES

Net sales for the three month period ended March 31, 1997 of $8,454,913 reflected an increase in combined product sales of $2,419,655 or 40%, compared with the quarter ended March 31, 1996. The increased sales are attributed to new product introductions, increased international and domestic distribution channels utilizing value-added resellers, the opening of corporate sales offices/locations, targeted marketing, and expansion of the direct sales force. The Company did not initiate any price changes during the period, except for price adjustments relating to component parts such as disk drives.

Except for sales which occur through the Central European sales office located in Germany and the Western European sales office located in the United Kingdom, which sales are conducted in the local functional currency, all sales are made in US dollars to limit the amount of foreign currency risk.

COST OF GOODS SOLD

Cost of goods sold for the three month periods ended March 31, 1997 and 1996 were $4,147,156 and $3,130,742, respectively, or 49% and 52% of net sales. The decrease in cost of goods sold percentage between 1997 and 1996 of approximately 3% was the result of a reduction in the cost of component parts, the increased dollar value of sales of larger systems, and an increase in sales volume by the direct sales force.


SELLING AND MARKETING EXPENSES

Selling expenses for the three month periods ended March 31, 1997 and 1996 were $2,215,378 and $1,304,191, respectively or 26% and 22% of net sales. The increase in selling expenses between the three month periods ended March 31, 1997 and the comparable period in 1996 of approximately $911,000, was principally due to the expansion of the United States and International direct sales force and related overhead costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three month periods ended March 31, 1997 and 1996 were $355,997 and $285,746, respectively or 4% and 5% of net sales. The absolute dollar increase in general and administrative expenses between the three month periods ended March 31, 1997 and 1996 of approximately $70,000 resulted primarily from the cost related to increased sales volume.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three month periods ended March 31, 1997 and 1996 were $639,697 and $480,344, respectively or approximately 8% of net sales in each period. The increase in expenditures between the three month periods ended March 31, 1997 and 1996 of approximately $159,000, resulted primarily from increased personnel costs and outside consulting and engineering fees.

PROVISION FOR FEDERAL AND STATE INCOME TAXES

The tax provision for the three month periods ended March 31, 1997 and 1996 was $210,000 and $213,102 respectively, resulting in effective tax rates of approximately 18% and 28%. The tax provision for 1997 and 1996 includes the recognition of certain net operating loss carryforwards for financial reporting purposes.


LIQUIDITY AND CAPITAL  RESOURCES

CASH FLOW

The cash flow used for the operating activities is principally the result of the rapid growth of the Company, causing fluctuations in accounts receivable which are impacted by the timing of product shipments and inventory purchases to support new product introductions and sales growth.

Should the Company's growth and expansion rate continue at its current trend, operating cash flow deficits may occur in the future as a result of such expansion. Management believes that the growth can be financed through additional borrowing arrangements as required.

DEBT AND EQUITY

In 1996, the Company entered into a $10,000,000 unsecured demand line of credit with a bank to be used for the working capital needs of the Company. The loan bears interest at the bank's prime rate or under certain conditions, at the bank's LIBOR Rate plus 200 basis points. As of March 31, 1997 the Company had drawn down $3,126,965 of the credit line. Management believes the credit facility will accommodate all of its working capital requirements for the 1997 year.

ACCOUNTS RECEIVABLE

The growth in accounts receivable from December 31, 1996 to March 31, 1997 of approximately $1,230,000 is due to the increase in product sales and expansion of the distribution channels for the Company's products. The Company did not change its standard credit terms during the period and there has been no material deterioration in the aging of accounts receivable during the period.

INVENTORY

Inventory increased approximately $2,610,000 from December 31, 1996 to March 31, 1997. The investment in inventory is impacted by several factors, including but not limited to, the increased value of parts associated with larger storage units, the timing of purchasing component parts such as disk drives; the non recognition of revenue and corresponding inventory increases due to inventory transfers deemed to be evaluation units; the timing of inventory reductions due to intercompany transfers and increased inventory locations throughout the United States and Europe.

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

Other than the intercompany balances noted above, the Company does not believe it has material unhedged monetary assets, liabilities or commitments which are denominated in a currency other than the operations' functional currencies. Management expects such exposure to continue until its foreign subsidiaries reach a more mature level of operation. Management currently has no plans to utilize any derivative products to hedge its foreign currency risk.



PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         On April 15, 1997, Christopher Torregrossa, Controller and Vice President-Finance, resigned his positions and terminated his employment with the Company.

         Effective May 1, 1997, James Louney was named Chief Financial Officer and Treasurer of the Company. In connection with the appointment of Mr. Louney as the senior financial officer of the Company, Theodore Goodlander, CEO and Chairman of the Board of Directors, resigned his position as Chief Financial Officer of the Company and retained all other positions maintained by him with the Company. Additionally, Norunn Heilevang resigned her office as Treasurer of the Company. Ms. Heilevang continues her employment with the Company in a senior administrative capacity.

Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibit 27  Financial Data Schedule

         (b) No reports on form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     STORAGE COMPUTER CORPORATION
                                     ----------------------------
                                              Registrant


Date:      May 15, 1997              /s/ James C. Louney
      ----------------------         -------------------

                                     James C. Louney
                                     Chief Financial Officer & Treasurer
                                    (Principal Financial and Accounting Officer)




