Form 10QSB
period 1997-06-30
STORAGE COMPUTER CORP
filed 1997-07-24
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended     June 30,1997

     [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                     EXCHANGE ACT
           For the transition period from ____________ to ____________
                         Commission file number 1-13616

                          STORAGE COMPUTER CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                             02-0450593
        -----------------------------------------------------------------
        (State or other jurisdiction                (I.R.S. Employer
        of incorporation or organization)          Identification No.)

                   11 Riverside Street Nashua , NH 03062-1373
               -------------------------------------------------
                    (Address of principal executive offices)


                                 (603) 880-3005
                         ------------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


   The number of shares of Common Stock outstanding as of the close of business on June 30, 1997 was 10,716,253 shares.

Transitional Small Business Disclosure Format (Check One)
   Yes [  ]   No [ X ]










                                                       INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                                          Page(s)
                                                                                                  -------
     Consolidated Financial Position -- June 30, 1997
     and December 31, 1996......................................................................     3

     Statement of Consolidated Operations -- Three and six months
     ended June 30, 1997 and 1996...............................................................     4

     Statement of Consolidated Cash Flows -- Six months
     ended June 30, 1997 and 1996...............................................................     5

     Notes to Consolidated Financial Statements --
     June 30, 1997..............................................................................     7

Item 2. Management's Discussion and Analysis ...................................................     8


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Stockholders ......................................    12

Item 5.  Other Matters..........................................................................    12

Item 6.  Exhibits and Reports on Form 8-K.......................................................    12





PART I. FINANCIAL INFORMATION

                          STORAGE COMPUTER CORPORATION
                   CONSOLIDATED FINANCIAL POSITION (UNAUDITED)

                                                                            JUNE 30, 1997          December 31, 1996
ASSETS
Current assets
  Cash and cash equivalents                                                      $  1,068,543            $  1,852,762
  Accounts receivable (net)                                                        10,944,574               9,030,955
  Inventories                                                                       8,478,882               6,274,244
  Other current assets                                                                239,783                 103,796
  Deferred tax asset                                                                  498,468                 400,000
                                                                        ----------------------    --------------------
     Total current assets                                                          21,230,250              17,661,757
                                                                        ----------------------    --------------------

Deferred tax asset                                                                  1,857,400               2,138,550

Property and equipment, less
   allowance for depreciation                                                       1,162,166               1,080,002
                                                                        ----------------------    --------------------

Investments in and advances to affiliates                                             655,161                  55,000
                                                                        ----------------------    --------------------

                                                                                  $24,904,977             $20,935,309
                                                                        ======================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable                                                                    $ 4,699,990            $    576,421
  Lease obligations                                                                    46,302                  29,753
  Accounts payable                                                                  1,694,205               2,201,556
  Accrued expenses                                                                  1,215,641               2,236,853
  Accrued income taxes                                                                150,600                 935,600
  Deferred stockholder compensation                                                   299,500                 299,500
                                                                        ----------------------    --------------------
     Total current liabilities                                                      8,106,238               6,279,683
                                                                        ----------------------    --------------------

Long-term lease obligations                                                                                    32,672
Long-term debt, related party                                                         710,000                 710,000
                                                                        ----------------------    --------------------
     Total liabilities                                                                710,000                 742,672
                                                                        ----------------------    --------------------

Stockholders' equity
  Common stock                                                                         10,702                  10,701
  Additional paid in capital                                                       12,442,527              12,290,245
  Retained earnings                                                                 3,635,510               1,612,008
                                                                        ----------------------    --------------------
     Total stockholders' equity                                                    16,088,739              13,912,954
                                                                        ----------------------    --------------------

                                                                                  $24,904,977             $20,935,309
                                                                        ======================    ====================


                 See Notes to Consolidated Financial Statements.


                          STORAGE COMPUTER CORPORATION
                STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)



                                                                  Three Months Ended                     Six Months Ended

                                                               JUNE 30,           June 30,           JUNE 30,           June 30,
                                                                 1997               1996               1997               1996
  Revenue                                                      $9,660,453         $7,321,410         $18,115,366        $13,356,668
  Product cost                                                  4,744,956          3,788,752           8,892,112          6,990,747
                                                         -----------------  -----------------  ------------------  -----------------
          Gross margin                                          4,915,497          3,532,658           9,223,254          6,365,921
                                                         -----------------  -----------------  ------------------  -----------------

Operating expenses:
  Selling and marketing                                         1,849,046          1,526,649           4,064,424          2,830,840
  General and administrative                                      391,179            364,394             747,176            650,140
  Research and development                                        741,458            567,704           1,381,155          1,048,048
                                                         -----------------  -----------------  ------------------  -----------------
                                                                2,981,683          2,458,747           6,192,755          4,529,028
                                                         -----------------  -----------------  ------------------  -----------------

          Operating income                                      1,933,814          1,073,911           3,030,499          1,836,893
                                                         -----------------  -----------------  ------------------  -----------------

Other income (expense):
  Interest expense net                                           (66,617)           (22,373)           (122,588)           (72,683)
  Other income (expense)                                           11,762             29,474             109,191             70,275
                                                         -----------------  -----------------  ------------------  -----------------
                                                                 (54,855)              7,101            (13,397)            (2,408)
                                                         -----------------  -----------------  ------------------  -----------------

          Income before income taxes                            1,878,959          1,081,012           3,017,102          1,834,485
                                                         -----------------  -----------------  ------------------  -----------------

Provision for federal and state income taxes:
     Current tax expense                                          531,000            376,000             811,000            555,088
     Deferred tax (benefit) expense                               252,600             96,000             182,600            130,014
                                                         -----------------  -----------------  ------------------  -----------------
                                                                  783,600            472,000             993,600            685,102
                                                         -----------------  -----------------  ------------------  -----------------

Net income                                                     $1,095,359        $   609,012         $ 2,023,502        $ 1,149,383
                                                         =================  =================  ==================  =================

Net income per share                                                $0.09              $0.05               $0.17              $0.10

Weighted average shares outstanding                            11,930,710         12,094,098          11,959,969         12,028,582



                 See Notes to Consolidated Financial Statements.



                          STORAGE COMPUTER CORPORATION
                STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                             Six Months Ended
                                                                                      JUNE 30,                 June 30,
                                                                                        1997                     1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $2,023,502               $1,149,383

     Adjustments to reconcile net income
       to net cash used for operating
       activities:
         Depreciation and amortization                                                  163,712                  155,728
         Deferred tax provision                                                         182,600                  130,014
         (Gain) or loss on foreign currency
           translation adjustment                                                      (58,414)                   21,180
      Changes in operating assets and liabilities:
         Accounts receivable                                                        (1,873,619)                  314,764
         Inventories                                                                (2,174,638)              (1,509,322)
         Other current assets                                                         (135,905)                  (3,511)
         Accounts payable and accrued expenses                                      (2,345,472)                    1,394
                                                                           ---------------------   ----------------------

NET CASH PROVIDED(USED) IN OPERATIONS                                               (4,218,234)                  259,630
                                                                           ---------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment net                                              (245,876)                (251,247)
   Advances to Affiliates                                                             (600,161)

                                                                           ---------------------   ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (846,037)                (251,247)
                                                                           ---------------------   ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                                             4,123,569                1,888,763
  Issuance of common stock                                                              152,283                   14,951

                                                                           ---------------------   ----------------------
NET CASH PROVIDED IN FINANCING ACTIVITIES                                             4,275,852                1,903,714
                                                                           ---------------------   ----------------------

Effect of exchange rate changes on cash                                                   4,200                 (21,180)
                                                                           ---------------------   ----------------------

NET INCREASE(DECREASE) IN CASH                                                        (784,219)                1,890,917
CASH AT BEGINNING OF PERIOD                                                           1,852,762                  871,101
                                                                           ---------------------   ----------------------

CASH AT END OF PERIOD                                                                $1,068,543               $2,762,018
                                                                           =====================   ======================



                 See Notes to Consolidated Financial Statements.


                          STORAGE COMPUTER CORPORATION
                STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                          Six Months Ended
                                                                                   JUNE 30,            June 30,
                                                                                     1997                1996

Supplemental disclosures of cash flow information Cash payments for:
   Interest                                                                        $151,640             $77,004

   Taxes                                                                         $1,639,031          $1,185,000





                 See Notes to Consolidated Financial Statements


                          STORAGE COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in a Special Financial Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission, containing the Company's financial statements for the fiscal year ended December 31, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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



REVENUE

Revenue for the three month period ended June 30, 1997 of $9,660,453 reflected an increase in product sales of $2,339,043 or 32%, compared with the quarter ended June 30, 1996. Revenue for the six month period ended June 30, 1997 of $18,115,366 reflected an increase in product sales of $4,758,698 or 36%, compared with the same period in 1996. The increase in revenue is attributed to new product introductions, increased international and domestic distribution channels utilizing value-added resellers, and expansion of the direct sales force. The Company did not initiate any price changes during the period, except for price adjustments relating to component parts such as disk drives.

For the six months ended June 30, 1997, U.S. domestic product sales and international product sales were 49% and 51%, respectively, of total revenue.
For the year ended December 31, 1996, such percentages were 47% and 53%, respectively. The increase in the percentage of U.S. domestic product sales in 1997 is due to the expansion of the U.S. sales force and softness in product sales in Europe.

Except for product sales which occur through the Central European sales office located in Germany and the Western European sales office located in the United Kingdom, which sales are substantially conducted in the local functional currency, all product sales are made in US dollars to limit the amount of foreign currency risk.



PRODUCT COST

Product cost for the three month periods ended June 30, 1997 and 1996 were $4,744,956 and $3,788,752 respectively, or 49% and 52% of net revenue. Product cost for the six month periods ended June 30, 1997 and 1996 were $8,892,112 and $6,990,747, respectively, or 49% and 52% of revenue. The decrease in product cost percentage between 1997 and 1996 of approximately 3% was the result of a reduction in the cost of component parts, the increased dollar value of sales of larger systems, and an increase in sales volume by the direct sales force.



SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the six month periods ended June 30, 1997 and 1996 were $4,064,424 and $2,830,840, respectively or 22% and 21% of revenue. The increase in selling and marketing expenses between the six month period ended June 30, 1997 and the comparable period in 1996 of approximately $1,234,000, was principally due to the addition of 25 employees in the United States and International direct sales organizations and related overhead costs during the past year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six month periods ended June 30, 1997 and 1996 were $747,176 and $650,140, respectively or 4% and 5% of revenue. The absolute dollar increase in general and administrative expenses between the six month periods ended June 30, 1997 and 1996 of approximately $97,000 resulted primarily from the cost related to increased revenue.

RESEARCH AND DEVELOPMENT

Research and development expenses for the six month periods ended June 30, 1997 and 1996 were $1,381,155 and $1,048,048, respectively or approximately 8% of revenue in each period. The increase in expenditures between the six month periods ended June 30, 1997 and 1996 of approximately $333,100, resulted primarily from an increase in personnel and outside consulting and engineering fees.

INTEREST EXPENSE

Interest expense for the six month periods ended June 30, 1997 and 1996 was $150,645 and $111,752. The increased interest expense for the six months ended June 30, 1997 of approximately $38,900 is the result of increased short-term borrowing under the Company's line of credit to support the Company's revenue growth and the resulting increase in accounts receivable, and increases in inventory due to new product and product enhancement introductions.

PROVISION FOR FEDERAL AND STATE INCOME TAXES

The tax provision for the six month periods ended June 30, 1997 and 1996 was $993,600 and $685,102, respectively, resulting in effective tax rates of approximately 33% and 37%. The tax provision for 1997 includes the expected recognition of certain net operating loss carryforwards for both income tax and financial reporting purposes. The June 30, 1996 effective tax rate was revised for such carryforward operating losses in the fourth quarter of 1996 with the resulting effect that the effective tax rate for the year 1996 was approximately 8%.



LIQUIDITY AND CAPITAL  RESOURCES

CASH FLOW

The cash flow used for the operating activities is principally the result of the rapid growth of the Company, causing fluctuations in accounts receivable which are impacted by the timing of product shipments and inventory purchases to support new product introductions and revenue growth.

Should the Company's growth and expansion rate continue at its current trend, operating cash flow deficits may occur in the future as a result of such expansion. Management believes that the growth can be financed through additional borrowing arrangements as required.

DEBT AND EQUITY

In 1996, the Company entered into a $10,000,000 unsecured demand line of credit with a bank to be used for the working capital needs of the Company. The loan bears interest at the bank's prime rate or, under certain conditions, at the bank's LIBOR Rate plus 150 basis points. As of June 30, 1997 the Company had drawn down $4,699,990 of the credit line. Management believes the credit facility will accommodate all of its working capital requirements for the 1997 year.

ACCOUNTS RECEIVABLE

The growth in accounts receivable from December 31, 1996 to June 30, 1997 of approximately $1,874,000 is due to the increase in product sales, new product introductions and expansion of the distribution channels for the Company's products. The Company did not change its standard credit terms during the period and there has been no material deterioration in the aging of accounts receivable during the period.

INVENTORY

Inventory increased approximately $2,175,000 from December 31, 1996 to June 30, 1997. The investment in inventory is impacted by several factors, including but not limited to, new product and product enhancement introductions; the increased value of parts associated with larger storage units; the timing of purchasing component parts such as disk drives; the non recognition of revenue and corresponding inventory increases due to inventory transfers deemed to be evaluation units; the timing of inventory reductions due to intercompany transfers and increased inventory locations throughout the United States and Europe.


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




PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders

The Annual Meeting of Stockholders of Storage Computer Corporation was held on July 14, 1997 at the offices of the Company. Upon motion duly made and seconded and carried, it was voted to elect Theodore J. Goodlander, Shigeho Inaoka and Steve S. Chen to the position of Director of the Company, each to serve until the next annual meeting, and until the election and qualification of a successor. No stockholder elected to vote in person by written ballot and all voting was by proxy. The votes for the election of Messrs. Goodlander, Inaoka and Chen were 9,819,135 FOR, 17,706 OPPOSED and 0 ABSTAINING.

The second order of business was to vote to ratify the selection of Richard A. Eisner & Company as the auditors for the Company for the year ending December 31, 1997. The vote for the selection of Richard A. Eisner & Company was
9,817,480 FOR, 7,340 OPPOSED and 12,021 ABSTAINING. There being no further business to come before the meeting, upon motion duly made, seconded and carried, it was voted to adjourn the meeting.

Item 5. Other Information

On July 14, 1997 the Company filed an S-8 Registration Statement with the Securities and Exchange Commission to register 2,500,000 shares of common stock of the Company for the exercise of stock options, either previously issued or issuable under the Company's Amended and Restated Stock Incentive Plan, as amended.

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

                                    STORAGE COMPUTER CORPORATION
                                    ----------------------------
                                             Registrant


Date:  July 24, 1997                /s/ James C. Louney
      ----------------              -------------------
                                    James C. Louney
                                    Chief Financial Officer & Treasurer
                                    (Principal Financial and Accounting Officer)