Form 10QSB
period 1997-09-30
STORAGE COMPUTER CORP
filed 1997-11-13
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

     [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended     September 30,1997
                                                  -----------------
     [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                     EXCHANGE ACT
               For the transition period from ____________ to ____________
                          Commission file number 1-13616

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

                                       N/A
                         ------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


   Check  whether  the  issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]


   The number of shares of Common Stock outstanding as of the close of business on September 30, 1997 was 10,918,466 shares.

Transitional Small Business Disclosure Format (Check One)
         Yes [  ]   No [ X ]


                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                               Page(s)
                                                                                       ------
         Consolidated Financial Position -- September 30, 1997
         and December 31, 1996........................................................... 3

         Statement of Consolidated Operations -- Three and nine months ended September 30, 1997 and 1996............................................... 4

         Statement of Consolidated Cash Flows -- Nine months
         ended September 30, 1997 and 1996............................................... 5

         Notes to Consolidated Financial Statements --
         September 30, 1997.............................................................. 7

Item 2. Management's Discussion and Analysis............................................. 8


PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings ............................................................. 12

Item 6.  Exhibits and Reports on Form 8-K................................................ 12





PART I. FINANCIAL INFORMATION

                          STORAGE COMPUTER CORPORATION
                   CONSOLIDATED FINANCIAL POSITION (UNAUDITED)

                                                                            SEPTEMBER 30,          December 31, 1996
                                                                                1997
ASSETS
Current assets
  Cash and cash equivalents                                                      $  1,539,833            $  1,852,762
  Accounts receivable (net)                                                         9,189,031               9,030,955
  Inventories                                                                       8,113,103               6,274,244
  Other current assets                                                                374,149                 103,796
  Deferred tax asset                                                                  498,468                 400,000
                                                                        ----------------------    --------------------
     Total current assets                                                          19,714,584              17,661,757
                                                                        ----------------------    --------------------

Deferred tax asset                                                                  1,857,400               2,138,550

Property and equipment, less
   allowance for depreciation                                                       2,152,850               1,080,002
                                                                        ----------------------    --------------------

Investments and other assets                                                        2,726,571                  55,000
                                                                        ----------------------    --------------------

                                                                                  $26,451,405             $20,935,309
                                                                        ======================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable                                                                    $ 6,283,173            $    576,421
  Lease obligations                                                                    41,700                  29,753
  Accounts payable                                                                  1,607,060               2,201,556
  Accrued expenses                                                                  1,366,048               2,236,853
  Accrued income taxes                                                                140,213                 935,600
  Deferred stockholder compensation                                                   100,000                 299,500
                                                                        ----------------------    --------------------
     Total current liabilities                                                      9,538,194               6,279,683
                                                                        ----------------------    --------------------

Long-term lease obligations                                                                                    32,672
Long-term debt, related party                                                         710,000                 710,000
                                                                        ----------------------    --------------------
     Total liabilities                                                                710,000                 742,672
                                                                        ----------------------    --------------------

Stockholders' equity
  Common stock                                                                         10,702                  10,701
  Additional paid in capital                                                       12,442,527              12,290,245
  Retained earnings                                                                 3,749,982               1,612,008
                                                                        ----------------------    --------------------
     Total stockholders' equity                                                    16,203,211              13,912,954
                                                                        ----------------------    --------------------

                                                                                  $26,451,405             $20,935,309
                                                                        ======================    ====================


                 See Notes to Consolidated Financial Statements.



                          STORAGE COMPUTER CORPORATION
                STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)



                                                            Three Months Ended                     Nine Months Ended

                                                     SEPTEMBER 30,      September 30,       SEPTEMBER 30,       September 30,
                                                          1997               1996               1997                1996


  Revenue                                                $7,647,253         $7,470,830         $25,762,619        $20,827,498
  Product cost                                            3,792,415          3,678,730          12,684,527         10,669,477
                                                   -----------------  -----------------  ------------------  -----------------
          Gross margin                                    3,854,838          3,792,100          13,078,092         10,158,021
                                                   -----------------  -----------------  ------------------  -----------------

Operating expenses:
  Selling and marketing                                   2,226,432          1,954,221           6,290,856          4,785,061
  General and administrative                                297,358            312,704           1,044,534            962,844
  Research and development                                  731,347            503,487           2,112,502          1,551,535
                                                   -----------------  -----------------  ------------------  -----------------
                                                          3,255,137          2,770,412           9,447,892          7,299,440
                                                   -----------------  -----------------  ------------------  -----------------

          Operating income                                  599,701          1,021,688           3,630,200          2,858,581
                                                   -----------------  -----------------  ------------------  -----------------

Other income (expense):
  Interest expense net                                     (90,106)           (57,911)           (212,694)          (130,594)
  Other income (expense)                                  (108,723)             43,406                 468            113,681
                                                                                         ------------------  -----------------
                                                   -----------------  -----------------
                                                          (198,829)           (14,505)           (212,226)           (16,913)
                                                   -----------------  -----------------  ------------------  -----------------

          Income before income taxes                        400,872          1,007,183           3,417,974          2,841,668
                                                   -----------------  -----------------  ------------------  -----------------

Provision for federal and state income taxes:
     Current tax expense                                    286,400            322,000           1,097,400            877,088
     Deferred tax (benefit) expense                                              8,177             182,600            138,191
                                                                                         ------------------  -----------------
                                                   -----------------  -----------------
                                                            286,400            330,177           1,280,000          1,015,279
                                                   -----------------  -----------------  ------------------  -----------------

Net income                                                 $114,472        $   677,006         $ 2,137,974        $ 1,826,389
                                                  ==================  =================   =================  =================

Net income per share                                          $0.01              $0.06               $0.18              $0.15

Weighted average shares outstanding                      11,879,269         12,127,839          11,874,826         12,052,245



                 See Notes to Consolidated Financial Statements.




                          STORAGE COMPUTER CORPORATION
                STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                                                          Nine Months Ended
                                                                               SEPTEMBER 30,           September 30,
                                                                                   1997                     1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $2,137,974               $1,826,389

     Adjustments to reconcile net income
       to net cash used for operating
       activities:
         Depreciation and amortization                                              240,838                  249,614
         Deferred tax provision                                                     182,600                  138,191
         (Gain) or loss on foreign currency
           translation adjustment                                                     1,505                 (43,515)
      Changes in operating assets and liabilities:
         Accounts receivable                                                      (156,909)                 (48,928)
         Inventories                                                            (1,838,859)              (1,786,770)
         Other assets                                                           (2,341,681)                 (78,777)
         Accounts payable and accrued expenses                                  (2,480,913)                (490,871)
                                                                       ---------------------   ----------------------

NET CASH PROVIDED(USED) IN OPERATIONS                                           (4,255,445)                (234,667)
                                                                       ---------------------   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment net                                        (1,313,686)                (347,864)
   Advances to Affiliates                                                         (600,161)

                                                                       ---------------------   ----------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (1,913,847)                (347,864)
                                                                       ---------------------   ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                                         5,706,752                1,539,785
  Issuance of common stock                                                          152,283                   14,951

                                                                       ---------------------   ----------------------
NET CASH PROVIDED IN FINANCING ACTIVITIES                                         5,859,035                1,554,736
                                                                       ---------------------   ----------------------

Effect of exchange rate changes on cash                                             (2,672)                   43,514
                                                                       ---------------------   ----------------------

NET INCREASE(DECREASE) IN CASH                                                    (312,929)                1,015,719
CASH AT BEGINNING OF PERIOD                                                       1,852,762                  871,101
                                                                       ---------------------   ----------------------

CASH AT END OF PERIOD                                                            $1,539,833               $1,886,820
                                                                       =====================   ======================


                 See Notes to Consolidated Financial Statements.



                          STORAGE COMPUTER CORPORATION
                STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                       Nine Months Ended
                                                                               SEPTEMBER 30,           September 30,
                                                                                       1997                1996



Supplemental disclosures of cash flow information Cash payments for:
   Interest                                                                        $239,171                 $114,000

   Taxes                                                                         $1,839,031               $1,714,000


                 See Notes to Consolidated Financial Statements



                          STORAGE COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in a Special Financial Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission, containing the Company's financial statements for the fiscal year ended December 31, 1996. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

REVENUE

Revenue for the three month period ended September 30, 1997 was $7,647,253 compared to revenue of $7,470,830 in the corresponding period in 1996. Third quarter revenue growth was impacted by longer evaluation test periods associated with the recently introduced high-end product, OmniRaid SuperServers . At September 30, 1997, the Company had the highest inventory dollar value of storage equipment at customer locations for evaluation and testing in its history. Additionally, extensive final product development testing which delayed the introduction of enhanced performance software features and softness in the European markets were factors in the revenue result. For the three months ended September 30, 1997, U.S. domestic product sales and international product sales were 55% and 45%, respectively of total revenue.

Revenue for the nine month period ended September 30, 1997 of $25,762,619 reflected an increase in product sales of $4,935,121 or 24%, compared with the same period in 1996. The increase in revenue is attributed to new product introductions, increased domestic distribution channels utilizing value-added resellers, and expansion of the direct sales force. For the nine months ended September 30, 1997, U.S. domestic product sales and international product sales were 53% and 47%, respectively, of total revenue. For the year ended December 31, 1996, such percentages were 47% and 53%, respectively. The increase in the percentage of U.S. domestic product sales in 1997 is due to increased domestic maintenance revenue, the expansion of the U.S. direct sales force and softness in product sales in Europe.




In June the Company initiated pricing adjustments related to changes in the cost of purchased materials and value added features. The effect of such pricing actions did not have a significant impact on revenue.

Product sales which occur through the Central European sales offices are substantially conducted in the local functional currency. All product sales are made in US dollars to limit the amount of foreign currency risk.

PRODUCT COST

Product cost for the three month periods ended September 30, 1997 and 1996 were $3,792,415 and $3,678,730 respectively, or approximately 49% of net revenue in each period. Product cost for the nine month periods ended September 30, 1997 and 1996 were $12,684,527 and $10,669,477, respectively, or 49% and 51% of revenue. The decrease in product cost percentages between 1997 and 1996 is the result of a reduction in the cost of component parts and an increase in sales volume by the direct sales force.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the nine month periods ended September 30, 1997 and 1996 were $6,290,856 and $4,785,061, respectively or 24% and 23% of revenue. The increase in selling and marketing expenses between the nine month period ended September 30, 1997 and the comparable period in 1996 of approximately $1,506,000 was principally due to the addition of 22 employees in the United States and International sales organizations and related overhead costs.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine month periods ended September 30, 1997 and 1996 were $1,044,534 and $962,844, respectively or 4% and 5% of revenue.  The absolute  dollar increase in general and  administrative  expenses between the nine month periods ended September 30, 1997 and 1996 of approximately $82,000 resulted primarily from employee related expenses associated with the increase in revenue.

RESEARCH AND DEVELOPMENT

Research and development expenses for the nine month periods ended September 30, 1997 and 1996 were $2,112,502 and $1,551,535, 8% and 7%, respectively of revenue in each period. The increase in expenditures between the nine month periods ended September 30, 1997 and 1996 of approximately $561,000, resulted primarily from an increase in personnel and outside consulting and engineering fees.

INTEREST EXPENSE

Interest expense for the nine month periods ended September 30, 1997 and 1996 was $212,694 and $130,594, respectively. The increased interest expense for the nine months ended September 30, 1997 of approximately $82,000 is the result of increased short-term borrowing under the Company's line of credit to support the Company's revenue growth and the resulting increase in accounts receivable, and increases in inventory due to new products and customer product evaluations.






PROVISION FOR FEDERAL AND STATE INCOME TAXES

The tax provision for the nine month periods ended September 30, 1997 and 1996 was $1,280,000 and $1,015,279, respectively, resulting in effective tax rates of approximately 37% and 36% to pre-tax income. The tax provision for 1997 includes the expected recognition of certain net operating loss carryforwards for both income tax and financial reporting purposes. The September 30, 1996 effective tax rate was revised for such carryforward operating losses in the fourth quarter of 1996 with the resulting effect that the effective tax rate for the year 1996 was approximately 8%.


LIQUIDITY AND CAPITAL  RESOURCES

CASH FLOW

The cash flow used for the operating activities is principally the result of the growth of the Company, causing fluctuations in accounts receivable which are impacted by the timing of product shipments and inventory purchases to support new product introductions and revenue growth.

Should the Company's growth and expansion rate continue , operating cash flow deficits may occur in the future as a result of such expansion. Management believes that the growth can be financed through additional borrowing arrangements as required.

DEBT AND EQUITY

In 1997, the Company renewed the $10,000,000 unsecured demand line of credit with a bank to be used for the working capital needs of the Company. Borrowings against such credit facility bear interest at the bank's prime rate or, under certain conditions, at the bank's LIBOR Rate plus 150 basis points. As of September 30, 1997 the Company had drawn down $6,283,000 against the credit line. Management believes the credit facility, or other available financing programs, will accommodate working capital requirements and other cash requirements.

ACCOUNTS RECEIVABLE

The growth in accounts receivable from December 31, 1996 to September 30, 1997 of approximately $157,000 is due to the increase in product sales, new product introductions and expansion of the distribution channels for the Company's products. The Company did not change its standard credit terms during the period and there has been no material deterioration in the aging of accounts receivable during the period.

INVENTORY

Inventory increased approximately $1,839,000 from December 31, 1996 to September 30, 1997. The investment in inventory is impacted by several factors, including but not limited to, new product and product enhancement introductions; the increased value of parts associated with larger storage units; the timing of purchasing component parts such as disk drives; the non recognition of revenue and corresponding inventory increases due to inventory transfers deemed to be evaluation units; the timing of inventory reductions due to intercompany transfers and increased inventory locations throughout the United States and Europe.





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





PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         During the third quarter of 1997, all of the legal actions brought by Michael J. Flannery, former Vice President of U.S. Sales, against Storage Computer Corporation and Theodore J. Goodlander, its President and Chief Executive Officer, (Massachusetts Civil Action No. 95-1154-A) were dismissed with prejudice, as part of the terms of a settlement agreement between the parties. Management firmly believes that the resolution of this matter and the disposition of the legal proceedings were in the best interests of the Company and did not have a material effect upon the Company's business, operating results or financial condition.

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

                                                   STORAGE COMPUTER CORPORATION
                                                   ----------------------------
                                                            Registrant


Date:           November 11, 1997                        /s/ James C. Louney
         ----------------------------------              -----------------------

                                             James C. Louney
                                             Chief Financial Officer & Treasurer
                                             (Principal Financial and
                                             Accounting Officer)


