Form 10KSB
period 1997-12-31
STORAGE COMPUTER CORP
filed 1998-03-13
CIK 933452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   -----------


                     Annual Report Pursuant to Section 13 or
                      15(d) of the Securities and Exchange
                         Act of 1934 for the fiscal year
                             ended December 31, 1997

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK $0.001 PAR VALUE                           AMERICAN STOCK EXCHANGE
-----------------------------                           -----------------------
(Title or Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes   X     No
                                                                  ---       ---

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-KSB or any amendments to this
Form 10-KSB.   X
              ---

The aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $20,288,500 at March 6, 1998.

At December 31, 1997 there were issued and outstanding 11,149,016 shares of the Registrant's Common Stock, with a par value of $.001.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 18, 1998 are incorporated by reference into Part III hereof.

                          STORAGE COMPUTER CORPORATION


Securities and Exchange Commission
    ITEM NUMBERS AND DESCRIPTION
    ----------------------------
                                    PART I                              PAGE
                                                                        ----

ITEM 1      Business...............................................       3
ITEM 2      Properties.............................................       9
ITEM 3      Legal Proceedings......................................       9
ITEM 4      Submission of Matters to a Vote of Security Holders....       9

                                    PART II

ITEM 5      Market for Registrant's Common Equity
            and Related Stockholder Matters........................      10
ITEM 6      Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................      12
ITEM 7      Financial Statements and Supplementary Data............      16
ITEM 8      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure.................      16

                                   PART III

ITEM 9      Directors, Executive Officers, Promoters and Control Persons,
            Compliance with Section 16(a) of the Exchange Act......      17
ITEM 10     Executive Compensation.................................      17
ITEM 11     Security Ownership of Certain Beneficial Owners
            and Management.........................................      17
ITEM 12     Certain Relationships and Related Transactions.........      17
ITEM 13     Exhibits and Reports on Form 8-K.......................      18

    Inasmuch as the calculation of shares of Registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant's best good faith estimate for purposes of this Annual Report on Form 10-KSB, and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the closing sale price of the Common Stock ($6.25) as reported by the American Stock Exchange for trading on March 6, 1998. All outstanding shares beneficially owned by executive officers and directors of the Registrant or by any shareholder beneficially owning more than 5% of Registrant's common stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

    Storage Computer Corporation (the "Company" or "SCC") designs, manufactures and integrates software-driven storage solutions which automate the management, tuning and migration of core business applications stored on multiple open systems servers. The Company pioneered the RAID 7(R) technology incorporated in its Virtual Storage Architecture(TM), which forms the basis for its StorageSuite product family. Based upon this performance-optimized architecture, the StorageSuite family combines high-end controller technology, disk drives, scalable centralized and distributed memory mechanisms, proprietary memory mapping techniques and a real-time operating system to deliver high-performance, fault-tolerant storage solutions in capacities ranging from 54 gigabytes to over 4 terabytes of shared storage.

COMPANY HISTORY

    The Company's predecessor, Cab-Tek, Inc., began development of RAID ("Redundant Array of Independent Disks") in late 1984. From 1984 to 1990, products at RAID levels 3, 4, 5 and 6 were developed and tested. Development then commenced on the Virtual Storage Architecture to overcome the performance bottlenecks inherent in other RAID implementations and to achieve fault tolerant storage without impeding performance. The resultant RAID 7 technology was transferred to the Company, which was incorporated in Delaware in August, 1991. Products based upon the Company's RAID 7 technology began shipping to customer production sites in the second half of 1992.

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

RAID TECHNOLOGY

    RAID storage technology links together several industry standard disk drives into a single large disk drive using a combination of hardware, firmware and software to achieve extremely fast data transfer rates, high levels of redundancy and large storage capacities at a relatively lower cost than embedded storage solutions.

    The following is a discussion of the performance capabilities of various RAID levels as well as some of the common applications of RAID technologies at such levels:



         RAID LEVEL                     ATTRIBUTES                             APPLICATIONS
    RAID 0                Offers disk stripping without        Quick reads and writes for large files
                          parity                               without parity protection

    RAID 1                High data reliability but high       High reliability and fast data transfer
    Disk Mirroring        cost due to duplication of disk      rates more than storage capacity and
                          drives and associated hardware.      cost.

    RAID 3                Highest data transfer rate for       Large block and high data transfer
                          large block sizes (high              rates, required for film/video
                          bandwidth) such as images.           animation or special effects, satellite
                                                               analysis, video-on-demand.

    RAID 5                High data transfer rate for small    Applications that require frequent
    Independent           transaction files                    access to small blocks of data.
     Data Access

    RAID 7                Combines a totally                   Multi-host environments with a mix of
    Asynchronous          asynchronous hardware                application types.
    Data Access           environment with a multi-tiered
                          cache memory controlled by an
                          embedded real-time operating
                          system

    OMNIRAID              Concurrent multiple RAID             For mixed applications and data types.
    (Transaction-         levels applied to data, not to       Protection levels provides performance
     optimized raid)      physical array topology.             scaling.


VIRTUAL STORAGE ARCHITECTURE

    Storage Computer's unique Virtual Storage Architecture(TM) (VSA) forms the basis for all its StorageSuite(TM) product families. VSA views the storage area as a whole, coherent and extendible space, a "storage fabric," which can be allocated to multiple hosts concurrently.

    The intelligent storage management system controls the interaction between the attached host processors and the physical drives. It tracks the location of every piece of information and allows the host to access that data. Employing dedicated independent I/O channels for each disk drive, the system transfers data to the hosts and the processors asynchronously. In the extensions to the architecture, additional performance optimizations are achieved by fully distributing the intelligence, memory, parity and flow control throughout the array. By controlling data flow, the system reduces or eliminates the processing bottlenecks inherent in many other storage implementations.

THE STORAGESUITE(TM) PRODUCT FAMILY

  SERIES:70 DESKTOP STORAGE SERVER: A high-performance storage server for LAN's and workgroups. It provides an economical storage solution for users who require small to medium capacity systems. The desktop server is scalable from 54 GB to 138 GB and supports two external channels.

  SERIES:71 STORAGE SERVER: A high-performance storage server for LAN's and workgroups. It provides an economical storage solution for users who require medium to large capacity systems. The storage server is scalable from 54 GB to 575 GB and supports four external channels.

  SERIES:72 OMNIRAID(TM) SERVER: An enhanced performance storage system which includes scalable data protection and performance. The OMNIRAID server provides customizable high-performance storage by allowing the user to select the appropriate parity protection at the transaction or dataset level, rather than at the level of the physical array topology. The OMNIRAID server is scalable to 1 TB and supports up to 12 external host connections.

  OMNIRAID CLUSTER ARRAY: Especially suited to NT clustered servers and multi-host applications, the OMNIRAID Cluster Array delivers consistent, high performance for all sizes and types of data transfer found in today's dynamic NT environments. The OMNIRAID Cluster Array is unique in that it automates data protection on a transaction versus application level, thereby eliminating the need to continually manage RAID levels for different applications stored on multiple NT or Unix servers. The OMNIRAID Cluster Array supports multiple NT clusters, simplifies the migration of data from Unix, Novell to NT, and streamlines the implementation and management of centralized storage strategies.

SERIES:73 OMNIRAID SUPERSERVER(TM): Built upon extensions to the storage architecture, the OMNIRAID SuperServer/ES provides enterprise-class storage services for open systems. The OMNIRAID SuperServer/ES includes the full OMNIRAID feature set (Table Vector Parity, Post Write Parity, Pipelining and Online Expansion) and is especially suited to high performance commercial applications and high bandwidth applications. This ultra-high performance storage server is scalable to 4 TB and supports up to 48 external channels in clustered environments.

SERIES:74 OMNIRAID SUPERSERVER/ES: Based upon the extended Virtual Storage
         Architecture, the OMNIRAID SuperServer/ES provides data protection with the full OMNIRAID feature set. The unit is fully front- serviceable and provides a larger storage capacity in a smaller footprint. This ultra-high performance storage server is scalable to 16 TB and supports up to 48 external channels in clustered environments.

DISASTER RECOVERY AND BUSINESS CONTINUANCE PRODUCTS

    OMNIFORCE is an online data protection facility to allow primary production sites to be multi-level mirrored, locally and/or remotely, to ensure "hot recovery" of critical data to keep the business running with minimal interruption of service. OMNIFORCE offers scalable data continuity features, such as the ability to configure multiple concurrent levels of local and remote data protection, based on data prioritization. OMNIFORCE provides fully user-scalable protection at the file level, rather than the array level. Six levels of mirroring are supported: intramirroring, local, cross, remote, replicated, and reflective.

STORAGE MANAGEMENT

    STORAGE ADMINISTRATOR(TM) enhances the monitoring and control of the Company's storage product using an open, standards-based management protocol, SNMP (Simple Network Management Protocol), the industry-standard IP (Internet) communications protocol and a built-in Ethernet LAN (local area network) connection. This "open systems" design allows information from the Storage Administrator to be accessed through any SNMP management station, and alarm conditions can be sent to multiple managers simultaneously, anywhere in the world, over local
                                        5
or remote network connections. Mission-critical applications requiring uninterrupted access to data on the arrays are protected by operational controls within the Storage Administrator which enable early detection and automatic alert notification when any user-defined alarm thresholds are reached.

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

CUSTOMER SERVICE AND SUPPORT

    The Company offers its customers a full array of customizable support options and programs. Customers have the option to decide how they want their service and support structured, so that the maintenance of the customer's data storage equipment fits into the customer's business model. Storage Computer's technical services organization comprises a group of skilled support personnel, located at Storage Computer's corporate headquarters in Nashua, New Hampshire and in field locations in the United States, Europe and Asia.

    In addition to the Company's own support engineers and technicians, its strategic service alliances with third-party service providers enable it to offer comprehensive, high-quality programs to support customers on a worldwide basis. Storage Computer's strategic service alliances formed with third-party providers include some of the largest and most highly respected organizations in the service industry. Those alliances include IBM Service Organization, Technology Service Solutions (a subsidiary of IBM) and DecisionOne. All in-house and third-party service technicians supporting the Company's customers are trained by Storage Computer, and service parts are generally stocked in local service offices. Service technicians are backed by a technical support hotline staffed by support analysts at Storage Computer. Storage Computer always takes the initial service call, determines the logistics of the support plan, and manages the process. Onsite services may be tailored to customer requirements in terms of hours covered, response times and onsite hardware service providers.

COMPETITION

    The information storage market is extremely competitive. Companies such as Data General Corporation, Digital Equipment Corporation, EMC Corporation, IBM Corporation, Hewlett-Packard, NCR Corporation, Storage Technology, Sun Microsystems, and more than 100 other public and private companies provide disk arrays for a wide variety of computer systems, workstations and PCs. Although SCC is currently unaware of any other vendor offering an asynchronous transfer RAID 7 disk array, there can be no assurance that the Company will be able to compete successfully against existing companies or future entrants to the marketplace. While the Company believes that the price-performance characteristics of its products are currently competitive, increased competition including the introduction of new products by the Company's competitors, could result in price reductions, reduced gross margin and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

    Storage Computer Europe, GmbH, a wholly-owned subsidiary of the Company located in Kelkheim, Germany, provides sales and product support throughout Central and Eastern Europe. In September 1992, the Company entered into a joint venture agreement as a minority shareholder and formed Storage Computer (Asia) Ltd. for the purpose of selling and servicing the Company's products in Hong Kong and China. Similarly, in December 1995, the Company made a minority equity investment in Open Storage Solutions, S.A., in France, for the purpose of collaborating to sell and service products in France. Storage Computer (UK) Ltd. manufactures products and supports the sales and service of the Company's products in certain countries in Western Europe. In February of 1998 the Company formed Storage Computer Pty., Ltd. for the purpose of sales and support in Australia.

    The remaining international markets served by the Company are coordinated and supported from the United States through the use of the Company's independent distributor network. The Company's distributors are responsible for penetrating and developing their respective markets, providing support and maintenance services and maintaining an inventory of spare parts. The distributors are also responsible for establishing relationships with value-added resellers, who sell the Company's products to final end users.

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

    The Company's total expenses for research and development for fiscal years 1997, 1996 and 1995 were $2,852,000, $2,785,000 and $2,117,000 respectively. The
Company anticipates that research and development expenses will increase in absolute dollars in future periods; however, the amount of such increases cannot be accurately predicted. Research and development efforts are expected to be focused on increasing the individual capabilities and performance of existing products and developing new value added software and hardware products to provide the Company's installed base with greater functionality, as well as to attempt to expand that installed base.

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

EMPLOYEES

    As of December 31, 1997, the Company had 138 full time employees. Of the total, 110 were based in North America, 11 in the United Kingdom and 17 in Germany. The Company's ability to develop, manufacture and market its products and to establish and maintain a competitive position in its industry will depend, in large part, upon its ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a collective bargaining agreement.

ITEM 2. PROPERTIES

    The Company currently leases, from an affiliate, a 35,000 sq. ft. facility which is occupied by its light manufacturing, research and development and office operations in Nashua, New Hampshire. In 1997, the Company paid a monthly rental of $16,300 to lease this facility. The current monthly rental is $16,800, which the Company believes is comparable to rentals of similar properties in the area and indicative of the fair market rental which could be obtained from an unrelated third party in an arm's-length transaction, see "Item 12 Certain Relationships and Related Transactions." The Company leases all of its domestic and international outside sales offices. All Company properties and premises are adequately protected by insurance coverage. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3.  LEGAL PROCEEDINGS

    On December 14, 1994, Raul Kacirek, a former employee of the Company, instituted a suit against the Company and its President, in Superior Court, Cheshire County, New Hampshire (Dkr. No. 94-E-0102), alleging in part that he properly exercised an employee stock option and is entitled to have up to 300,000 shares of Common Stock issued to him, but did not seek monetary damages. In May 1997 Mr. Kacirek amended his suit to include several causes of action for monetary damages against the Company and Mr. Goodlander. The Company and Mr. Goodlander filed responsive pleadings (including motions and counterclaims) and defended these actions vigorously in a non-jury trial in superior Court, Cheshire County, New Hampshire, which concluded on February 11, 1998. The Company is awaiting the court's decision on the merits.

    The Company does not believe that its continuing involvement in any judicial decision rendered, or the resolution of the legal proceeding, will have a material effect upon the Company's business, operating results, or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange under the symbol "SOS".

     The following table sets forth the range of the high and low closing sales prices for the Common Stock of the Company for the fiscal years ended December 31, 1997 and 1996, as reported by the American Stock Exchange.


   FISCAL 1997                     HIGH       LOW
   -----------                     ----       ---

First Quarter...................  $19.63    $11.25
Second Quarter..................  $14.38    $10.88
Third Quarter...................  $14.00    $10.75
Fourth Quarter..................  $12.00     $5.00


   FISCAL 1996                     HIGH        LOW
   -----------                     ----        ---
First Quarter................... $ 11.00     $  8.25
Second Quarter.................. $ 18.375    $  8.25
Third Quarter................... $ 19.00     $ 12.25
Fourth Quarter.................. $ 15.00     $ 10.375

    On December 31, 1997, there were 650 record holders of the Company's Common Stock. The Company believes the actual number of beneficial owners of the Common Stock is greater than the stated number of holders of record because a number of the shares of the Company's Common Stock is held in custodial or nominee accounts for the benefit of persons other than the record holder.

    The Company has never paid any dividends and does not anticipate paying any dividends in the foreseeable future. The Company is also restricted from paying dividends under the terms of its bank credit facility.

QUARTERLY FINANCIAL INFORMATION
-------------------------------

    The following selected financial information is derived from the Company's financial statements and should be read in conjunction with those statements.


                                                          1997 QUARTER ENDING

                                MARCH 31           JUNE 30         SEPTEMBER 30       DECEMBER 31
                                --------           -------         ------------       -----------
Revenue                        $8,454,913        $9,660,453         $7,647,253        $11,383,484
Gross margin                    4,307,757         4,915,497          3,854,838          5,915,033
Income before taxes             1,138,143         1,878,959            400,872          2,837,779
Net income                        928,143         1,095,359            114,472          1,753,779
Net income per diluted share        $.08              $.09               $.01               $.15


                                                          1996 QUARTER ENDING

                                 MARCH 31           JUNE 30         SEPTEMBER 30       DECEMBER 31
                                 --------           -------         ------------       -----------
Revenue                         $6,035,258        $7,321,410         $7,470,830        $10,183,931
Gross margin                     2,904,516         3,461,405          3,792,100          5,526,499
Income before taxes                753,473         1,081,012          1,007,183          2,660,863
Net income                         540,371           609,012            677,006          3,235,162(a)
Net income per diluted share         $.05              $.05               $.06               $.27(a)


(a) Fourth quarter 1996 income includes non-recurring favorable tax adjustments of $1,716,000, or $.14 per diluted share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

    The following table presents the Company's consolidated statement of operations stated as a percentage of revenue for the years ended December 31, 1997, 1996 and 1995.


                                                 1997        1996        1995
                                                 ----        ----        ----
Revenue....................................     100.00%     100.00%     100.00%
Product cost...............................      48.90       49.40       52.10
                                                ------      ------      ------
Gross margin...............................      51.10       50.60       47.90
                                                ------      ------      ------
Operating Expenses
     Research and development..............       7.70        9.00        9.10
     Selling and marketing.................      21.40       19.70       23.60
     General and administrative............       4.10        3.80        4.70
                                                ------      ------      ------
     Total.................................      33.20       32.50       37.40
                                                ------      ------      ------
Operating income...........................      17.90       18.10       10.50
                                                ------      ------      ------
Other income (expense).....................      (1.00)       (.40)        .20
                                                ------      ------      ------
Income before income taxes.................      16.90       17.70       10.70
                                                ------      ------      ------
Provision for income taxes   ..............
     Current tax  .........................       5.40        6.00        3.70
     Deferred tax (benefit)................       1.00       (4.60)      (3.90)
                                                ------      ------      ------
     Total.................................       6.40        1.40       ( .20)
                                                ------      ------      ------
Net income.................................      10.50%      16.30%      10.50%
                                                ------      ------      ------

REVENUE

    Revenue for the year ended December 31, 1997 was $37,146,000, reflecting an increase in combined product sales of $6,135,000, or 20%, compared with the year ended December 31, 1996. Revenue for the year ended December 31, 1996 was $31,011,000, reflecting an increase in combined product sales of approximately $7,881,000 or 34% compared with the year ended December 31, 1995.

    The increase in revenue in 1997 and 1996 is attributed to new product introductions, increased international and domestic distribution channels utilizing value-added resellers, and expansion of the direct sales force. In June of 1997 the company initiated pricing adjustments related to changes in the cost of purchased materials and to value-added features. This action did not have a significant impact on revenues.

    Revenue by geographic region expressed as a percentage is as follows:


                                    YEAR ENDED            YEAR ENDED          YEAR ENDED
                                DECEMBER 31, 1997     DECEMBER 31, 1996    DECEMBER 31, 1995
                                -----------------     -----------------    -----------------
North America................          50%                   47%                  39%
Far East.....................          23%                   28%                  20%
European Sales...............          26%                   23%                  38%
Other Regions................           1%                    2%                   3%

    The increase in the percentage of North American revenue results from increased maintenance sales, the expansion of the United States direct sales force and a decrease in the rate of revenue growth in the Far East.

    All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales which occur through the Company's subsidiaries located in England and Germany are conducted in the local functional currency.

PRODUCT COST

      Product cost for the years ended December 31, 1997, 1996 and 1995 was $18,153,000, $15,327,000 and $12,054,000, or 49%, 49%, and 52% of revenue, respectively.

     For 1997 and 1996 the product cost percentage remained constant at 49%. The decrease in the purchase cost of components parts was offset by increased expenditures to expand the field service organization to support the increases in the number of storage systems deployed.

    The decrease in product cost percentage between 1996 and 1995 of approximately 3 percentage points was primarily caused by the reduction in component costs and the allocation between product cost and other operating expenses. The decrease was offset in part as a result of the sales mix shifting to larger system sales that incorporate a larger percentage of non-proprietary components, such as disk drives, which have a lower gross profit margin.

 RESEARCH AND DEVELOPMENT

    Research and development expenses for the years ended December 31, 1997, 1996 and 1995 were $2,852,000, $2,785,000 and $2,117,000, or 8%, 9% and 9% of
revenue, respectively.

    In 1997 the Company increased the personnel in research and development to 21 employees from 15 employees at December 31, 1996. This increase in personnel cost was offset in part by a reduction of indirect costs allocated to this department. The Company's intention is to increase the staffing in this department in 1998 by a similar percentage to provide the resources necessary to bring to market certain product enhancements.

    The stabilization of the research and development expenses between 1996 and 1995 is directly attributable to the consolidation of the research and development efforts to one location and the allocation of costs associated with research and development efforts.

SALES AND MARKETING

     Sales and marketing expenses for the years ended December 31, 1997, 1996 and 1995 were $7,960,000, $6,118,000, and $5,466,000 or 21%, 20% and 24% of
revenue, respectively.

    The increase in expenditures during this period is primarily attributed to increased cost associated with the continued development and expansion of international sales and marketing activities and expansion of domestic sales and marketing efforts. Since the middle of 1996, the Company has added 30 employees or contract personnel to strengthen and expand the domestic and international sales and marketing organization to provide the platform for revenue growth.

     The 1995 selling and marketing expense included $649,000 of royalty payments to a related party. The royalty agreement was terminated in 1995 by mutual consent.

GENERAL AND ADMINISTRATIVE

    General and administrative expenses for the years ended December 31, 1997, 1996 and 1995 were approximately $1,526,000 $1,186,000, and $1,090,000, or 4.1%,
3.8% and 4.7% of revenue, respectively. The absolute dollar increases in each year result primarily from employee-related costs associated with the increase in revenue.

OTHER INCOME (EXPENSE)

    The major component of other income (expense) is interest expense, which aggregated $466,000, $209,000 and $238,000 in the years 1997, 1996 and 1995, respectively. The increase in interest expense from 1996 to 1997 is the result of increased short-term borrowing under the Company's line of credit to support revenue growth and the resulting increase in accounts receivable, capital additions, and increases in inventory due to new products and customer product evaluations.

PROVISION FOR FEDERAL AND STATE INCOME TAXES

    The provision for federal, state and foreign income taxes aggregate $2,364,000, $440,980 and $(27,038) for the years 1997 through 1995. The aggregate tax rate percentage was 37.8%, 8.0% and (1.1)% for the same periods.

     The tax provisions for 1996 and 1995 include a reduction in the provisions for deferred taxes in the amounts of $1,716,000 and $947,000, respectively, related to the recognition of certain operating loss carryforwards for financial reporting purposes. The aggregate tax rate percentage for 1996 and 1995, prior to recognition of such favorable tax adjustments, was 39.2% and 37.4%, respectively. Such favorable non-recurring tax adjustments had the effect of increasing net income and net income per diluted share in 1996 and 1995 by $1,716,000 ($.14 per diluted share) and $947,000 ($.08 per diluted share).

    The provision for income taxes for 1997 does not include the benefit from such non-recurring favorable tax adjustments. In 1997 the Company realized for tax purposes cash savings from utilizing the operating loss carryforwards in the amount of $365,000.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow

    The cash flow used for the operating activities of the Company is principally the result of the growth of the Company, causing fluctuations in accounts receivable, which are impacted by the timing of product shipments and inventory purchases to support new product introductions and revenue growth.

    Accounts Receivable

    The increase in accounts receivable from December 31, 1996 to December 31, 1997 of approximately $4,885,000 is due to the timing of fourth quarter product shipments, the increase in product sales, new product introductions and expansion of the distribution channels for the Company's products. The Company did not change its standard credit terms during the period and there has been no material deterioration in the aging of accounts receivable during the period.

    Inventory

    Inventory increased approximately $1,605,000 from December 31, 1996 to December 31, 1997. The investment in inventory is impacted by several factors, including, but not limited to, new product and product enhancement introduction; the increased value of parts associated with larger storage units; the timing of purchase component parts such as disk drives; the non-recognition of revenue and corresponding inventory increases due to inventory transfers deemed to be evaluation units; the timing of inventory reductions due to intercompany transfers; and increased inventory locations throughout the United States and Europe.

    Borrowing Arrangements

    In 1997, the Company renewed the $10,000,000 unsecured demand line of credit with a bank to be used for the working capital needs of the Company. Borrowings against such credit facility bear interest at the bank's prime rate, or under certain conditions, at the bank's LIBOR rate plus 150 basis points. The agreement contains certain covenants including, but not limited to, restrictions related to net worth and certain financial ratios. The Company was in compliance with these covenants during 1997 and 1996. At December 31, 1997 the remaining balance available under the credit facility was approximately $3,557,000.

    The Company's working capital at December 31, 1997 was approximately $12,606,000. In Management's opinion, the Company's current working capital position, together with the available credit facility and cash from operations, will be sufficient to accommodate working capital requirements through the end of 1998.

FOREIGN CURRENCY TRANSACTIONS

    Management does not currently utilize any derivative products to hedge its foreign currency risk. The Company's foreign subsidiaries' obligations to their parent are denominated in United States dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the United States dollar and its subsidiaries' functional currencies, currently the German mark and the British pound. This exposure is limited to the period between the time of accrual of such liability to the parent in the subsidiaries' functional currency and the time of its payment.

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

INFLATION

    The Company does not believe that inflation has had a material impact on its operations.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements  (Page 21).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

   The information required by this item may be found under the sections captioned "Election of the Directors;"and "Executive Officers," in the Company's Proxy Statement (the "1998 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on May 18, 1998, and is incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

   The information required by this item may be found under the section captioned "Executive Compensation" in the Company's 1998 Proxy Statement and is incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item may be found under the section captioned "Principal and Management Stockholders" in the Company's 1998 Proxy Statement and is incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the Company's 1998 Proxy Statement and is incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following documents are included as part of the report:

(1) Financial Statements

    The following financial statements of the Company and the report of the independent certified public accountants are filed as part of this report:

        Index to Financial Statements

        Report of Independent Auditors

        Consolidated Financial Position

        Statement of Consolidated Operations

        Statement of Consolidated Stockholders' Equity

        Statement of Consolidated Cash Flows

        Notes to Consolidated Financial Statements

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

*10.1 Restated and Amended Stock Incentive Plan. (Incorporated by reference as Exhibit 4.1 to the Company's Form S-8, Registration No. 333-31297, as filed on July 14, 1997).

*10.2 Form of Restated and Amended Stock Incentive Plan, Stock Award (Incorporated by reference as Exhibit 4.2 to the Company's Form S-8, Registration No. 333-31297, as filed on July 14, 1997)

*10.3 Promissory Note in the principal amount of $710,000 dated December 6, 1996 made payable to Theodore J. Goodlander.

*10.4 Letter Agreement dated July 14, 1994 between the Registrant and Eddie Lu Hwang (Incorporated by reference as Exhibit 10.8 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2, 1994).

*10.5 Joint Venture Agreement between the Registrant, Micro Research Computer Limited and Eddie Lu Hwang (Incorporated by reference as Exhibit 10.6 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2, 1994).

*10.5b Amended and Restated 1992 Stock Incentive Plan (Incorporated by reference as Exhibit 10.5 to Amendment No. 4 to the Company's Form S-3, Registration No. 333-04145, as filed on September 13, 1996).

*10.6 Amendment dated August 20, 1996, to the Revolving Credit Agreement dated August 6, 1995 between the Company and State Street Bank and Trust Company.

*10.7 $10,000,000 Line of Credit Note from Registrant to State Street Bank and Trust Company dated August 20, 1996.

*10.8 Loan Agreement dated August 6, 1995 between the Company and State Street Bank and Trust Company (Incorporated by reference to Exhibit
         10.2 to Amendment No. 4 to the Company's Form S-3, Registration No. 333-04145, as filed on September 13, 1996.

*  21    Subsidiaries of the Company.

   23    Consent of Richard A. Eisner & Company, LLP.

   27    Financial Data Schedule.

*  99    "Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995.

    ---------------
     * previously filed

    (b) Reports on Form 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Nashua, New Hampshire, on the 11th day of March, 1998.

                                              STORAGE COMPUTER CORPORATION

                                              BY: /S/ THEODORE J. GOODLANDER
                                                  -----------------------------
                                                  Theodore J.  Goodlander
                                                  Chairman of the Board of
                                                    Directors, CEO
                                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.


              SIGNATURE                                   CAPACITY                                  DATE
              ---------                                   --------                                  ----
     /S/ THEODORE J. GOODLANDER       Chairman of the Board of Directors, CEO                  March 11, 1998
    ----------------------------      (Principal Executive Officer)
        Theodore J. Goodlander


         /S/ SHIGEHO INAOKA           Director                                                 March 11, 1998
    ----------------------------
           Shigeho Inaoka


          /s/ Steven S. Chen          Director                                                 March 11, 1998
    ----------------------------
           Steven S. Chen

        /s/ James Craig Louney        Chief Financial Officer and Treasurer                    March 11, 1998
    ----------------------------      (Principal Accounting Officer)
         James Craig Louney

                          STORAGE COMPUTER CORPORATION

                                  - I N D E X -



                                                        Page
                                                       Number
                                                       ------

Report of Independent Auditors.....................        22

Consolidated Financial Position at
December 31, 1997 and December 31, 1996............        23

Statement of Consolidated Operations
for the Years Ended December 31, 1997,
December 31, 1996 and December 31, 1995............        24

Statement of Consolidated Stockholders'
Equity for the Years Ended December 31,
1997, December 31, 1996 and December 31, 1995......        25

Statement of Consolidated Cash Flows
for the Years Ended December 31, 1997,
December 31, 1996 and December 31, 1995............        26

Notes to Consolidated Financial Statements.........        27

                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors
Storage Computer Corporation
Nashua, New Hampshire 03062

    We have audited the accompanying consolidated financial position of Storage Computer Corporation as at December 31, 1997 and December 31, 1996, and the related statements of consolidated operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Storage Computer Corporation at December 31, 1997 and December 31, 1996, and the consolidated results of its operations and consolidated cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.





Richard A. Eisner & Company, LLP

Cambridge, Massachusetts
February 25, 1998

                          STORAGE COMPUTER CORPORATION

                         CONSOLIDATED FINANCIAL POSITION


                                                                      DECEMBER 31,
                                                                 1997              1996
                                                                ------            -----
                                 A S S E T S
Current assets:
     Cash and cash equivalents....................        $  1,113,379       $  1,852,762
     Accounts receivable..........................          13,910,001          9,030,955
     Inventories (Note B).........................           7,879,485          6,274,244
     Other current assets.........................             554,804            103,796
     Deferred tax asset (Note I)..................             350,000            400,000
                                                          ------------       ------------
          Total current assets....................          23,807,669         17,661,757
                                                          ------------       ------------
Property and equipment (net of accumulated
     depreciation of $1,507,358 in 1997
     and $1,155,165 in 1996) (Note C).............           2,520,774          1,080,002
Deferred tax asset (Note I).......................           1,844,000          2,138,550
Other assets (Note D).............................           2,639,510             55,000
                                                          ------------       ------------
          Total...................................        $ 30,811,953       $ 20,935,309
                                                          ============       ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable (Note E)........................        $  6,442,701     $      576,421
     Accounts payable.............................           1,980,721          2,231,309
     Accrued expenses (Note F)....................           2,149,871          2,536,353
     Accrued income taxes.........................             628,510            935,600
                                                          ------------       ------------
          Total current liabilities...............          11,201,803          6,279,683
                                                          ------------       ------------
Long-term debt (Note E)...........................             710,000            742,672
                                                          ------------       ------------
Commitments and contingencies (Notes F, G and J)

Stockholders' equity (Note H):

     Preferred stock, par value $.001;
     authorized 1,000,000 shares; none
     issued and outstanding.

     Common stock par value $.001;
     authorized 25,000,000 shares;
     issued and outstanding 11,149,016
     shares (1997) and 10,701,341 shares (1996)...              11,149             10,701

     Additional paid-in capital...................          13,385,240         12,290,245
     Retained earnings............................           5,503,761          1,612,008
                                                          ------------       ------------
          Total stockholders' equity..............          18,900,150         13,912,954
                                                          ------------       ------------
          Total...................................        $ 30,811,953       $ 20,935,309
                                                          ============       ============

    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION

                      STATEMENT OF CONSOLIDATED OPERATIONS


                                                        YEAR ENDED DECEMBER 31,
                                                 1997            1996            1995
                                           --------------- --------------- ---------------
Revenue..............................      $  37,146,103   $  31,011,429   $  23,130,413
Product cost.........................         18,152,978      15,326,909      12,054,265
                                           -------------   -------------   -------------
     Gross margin....................         18,993,125      15,684,520      11,076,148
                                           -------------   -------------   -------------
Operating expenses:
     Research and development........          2,851,739       2,785,280       2,116,542
     Selling and marketing...........          7,959,521       6,117,947       5,469,238
     General and administrative......          1,526,477       1,186,239       1,089,797
                                           -------------   -------------   -------------
     Total...........................         12,337,737      10,089,466       8,675,577
                                           -------------   -------------   -------------
Operating income.....................          6,655,388       5,595,054       2,400,571
                                           -------------   -------------   -------------
Other income:
     Interest expense(net) (Note E)             (438,649)       (177,822)       (153,610)
     Other income....................             39,014          85,299         212,596
                                           -------------   -------------   -------------
     Total...........................           (399,635)        (92,523)         58,986
                                           -------------   -------------   -------------
Income before income taxes...........          6,255,753       5,502,531       2,459,557
                                           -------------   -------------   -------------
Provision for income  taxes (Note I ):

          Current tax................          2,020,000       1,861,533         869,164
          Deferred tax (benefit).....            344 000      (1,420,553)       (896,202)
                                           -------------   -------------   -------------
          Total......................          2,364,000         440,980         (27,038)
                                           -------------   -------------   -------------
Net income...........................      $   3,891,753   $   5,061,551   $   2,486,595
                                           =============   =============   =============
Net income per basic share...........      $        0.36   $        0.47   $        0.24
                                           =============   =============   =============
Net income per diluted share.........      $        0.33   $        0.43   $        0.21
                                           =============   =============   =============
Basic Shares.........................         10,825,043      10,672,764      10,556,671
                                           =============   =============   =============
Diluted shares.......................         11,960,546      11,891,373      11,784,441
                                           =============   =============   =============



    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY



                                              COMMON STOCK
                                          --------------------      ADDITIONAL     RETAINED
                                                          PAR         PAID-IN      EARNINGS
                                          SHARES         VALUE        CAPITAL      (DEFICIT)
                                          ------         -----        -------      ---------
Balance - December 31, 1994.........     10,381,341  $  10,381     $ 11,597,915  $(5,936,138)

Conversion of debt into common stock        135,000        135          624,865
  (Note K)..........................

Exercise of stock options...........        120,000        120            1,080

Net income..........................                                               2,486,595
                                         ----------  ---------     ------------  -----------

Balance - December 31, 1995.........     10,636,341     10,636       12,223,860   (3,449,543)

Exercise of stock options...........         65,000         65           66,385

Net income..........................                                               5,061,551
                                         ----------  ---------     ------------  -----------

Balance - December 31, 1996.........     10,701,341     10,701       12,290,245    1,612,008

Exercise of stock options...........        447,675        448          655,163

Tax benefit from stock options (Note K)                                 439,832


Net income..........................                                               3,891,753
                                         ----------  ---------     ------------  -----------

Balance - December 31, 1997              11,149,016  $  11,149     $ 13,385,240  $ 5,503,761
                                         ==========  =========     ============  ===========



    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS



                                                                         YEAR ENDED DECEMBER 31,
                                                                   1997           1996           1995
                                                              -------------  -------------   ------------
Cash flows from operating activities:

     Net income.................................               $3,891,753     $ 5,061,551     $2,486,595

     Reconciliation to operating cash flows:

     Depreciation and amortization..............                  382,836         310,505        302,041

     Deferred tax provision  (benefit)..........                  344,000      (1,420,553)      (896,202)

     Foreign currency translation loss (gain)...                   29,423         (29,407)        (8,763)

     Changes in operating assets and liabilities:

     Accounts receivable........................               (4,885,160)     (1,818,864)    (3,487,958)

     Inventories................................               (1,605,241)     (1,694,178)    (1,796,189)

     Other current assets.......................                ( 451,008)          2,955        (68,979)

     Accounts payable and accrued expenses......                ( 536,998)      1,102,092      1,197,750
                                                               ----------     -----------     ----------
     Net cash provided (used) in operating
         activities.............................               (2,830,395)      1,514,101     (2,271,705)
                                                               ----------     -----------     ----------
Cash flows from investing activities:

     Capital expenditures.......................               (1,823,608)       (483,058)      (388,953)

     Other assets ..............................               (2,583,960)                       (55,000)
                                                               ----------     -----------     ----------
        Net cash  used in investing activities..               (4,407,568)       (483,058)      (443,953)
                                                               ----------     -----------     ----------
Cash flows from financing activities:

     Net proceeds from credit line..............                5,866,280         176,448        399,973

     Reduction of other long-term liabilities...                                 (298,352)      (102,263)

     Net proceeds from issuance of common stock.                  655,611          66,450
                                                               ----------     -----------     ----------
       Net cash provided (used) in financing
           activities...........................                6,521,891         (55,454)       297,710
                                                               ----------     -----------     ----------
Effect of exchange rate changes on cash.........                  (23,311)          6,072            943
                                                               ----------     -----------     ----------
Net increase (decrease) in cash and cash
  equivalents...................................                 (739,383)        981,661     (2,417,005)

Cash and cash equivalents - beginning of year...                1,852,762         871,101      3,288,106
                                                               ----------     -----------     ----------
Cash and cash equivalents - end of year.........               $1,113,379     $ 1,852,762     $  871,101
                                                              ===========     ===========     ==========


    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Storage Computer Europe GmBH, Vermont Research Products, Inc. and Storage Computer UK Ltd. All significant intercompany accounts and transactions have been eliminated. The Company also has investments in Storage Computer (Asia) Ltd. and Storage Computer France, S.A., 20%-owned affiliates, which are accounted for by the equity method.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

    Inventories are stated at the lower of average cost (first-in, first-out method) or market.

Property and equipment

    Property and equipment are stated at cost. Depreciation of property and equipment is computed utilizing the same accelerated methods for both financial and tax reporting over a period not to exceed 5 years.

Revenue recognition

    The Company recognizes revenue from hardware and software sales at the time of shipment. Service revenue is recognized over the contracted period or as the services are provided.

Cash and cash equivalents

    The Company considers all highly liquid instruments with a maturity of three months or less, when acquired, to be cash equivalents.

Earnings per share

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") effective for interim and annual periods ending after December 15, 1997. SFAS 128 requires that a new calculation, net income per basic share, be reported. Basic earnings per share is determined utilizing only the weighted average of outstanding common shares. The effect of potentially dilutive options, warrants and other securities is included in the calculation of net income per diluted share. There is no difference in the numerator between the basic and diluted calculation and the only difference in the denominator is the effect of dilutive stock options.

Stock-based compensation

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The Company has adopted the disclosure requirements of SFAS 123 and accounts for its employee stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

NOTE B - INVENTORIES

      At December 31, 1997 and 1996 inventories consisted of raw materials of $1,710,998 and $4,476,995; work in process of $2,631,078 and $888,396, and finished goods of $3,537,409 and $908,853, respectively.

NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                          DECEMBER 31,
                                                       1997          1996
                                                  ------------  ------------
     Machinery and equipment.................       1,772,452     1,443,428

     Office furniture and fixtures...........         324,160       220,453

     Research and development equipment......       1,706,103       310,328

     Other property..........................         225,417       260,958
                                                  -----------   -----------
          Total..............................       4,028,132     2,235,167

     Less accumulated depreciation...........       1,507,358     1,155,165
                                                  -----------   -----------

          Net  property and equipment........     $ 2,520,774   $ 1,080,002
                                                  ===========   ===========


NOTE D - OTHER ASSETS

     At December 31, 1997 other assets include advances to an affiliate in the amount of $600,162 and reclassification from current assets to long-term assets of $2,039,348 due from a customer, pending the completion of agreements which will restructure the liquidation of such amounts into current and noncurrent balances.

NOTE E - BORROWING ARRANGEMENTS

     At December 31, 1997 the Company had an unsecured demand bank line of credit with maximum borrowings of $10,000,000. The loan bears interest at the bank's prime rate or, under certain conditions, at the bank's LIBOR rate plus 150 basis points. The agreement contains certain covenants including, but not limited to, restrictions related to net worth and certain financial ratios. The Company was in compliance with these covenants during 1997 and 1996. At December 31, 1997 the remaining balance available under the credit facility was approximately $3,557,000.

     Long-term debt in the amount of $710,000 at December 31, 1997 and 1996 is payable to an officer and stockholder of the Company. The debt is unsecured, bears interest at prime plus 1%, and is subordinated to the demand line of credit. Interest expense related to the obligation amounted to $66,100, $84,000, and $91,000 for 1997, 1996 and 1995, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

     The Company leases plant and office facilities from an affiliated entity as a tenant-at-will, under a triple-net lease agreement. Rent expense under this lease for 1997, 1996 and 1995 amounted to $195,600, $187,200 and $152,576, respectively.

      Deferred compensation payable to an officer and stockholder in the amount of $299,500 at December 31, 1996 was rescinded in 1997.

NOTE G - COMMITMENTS

       The Company leases certain property and equipment under noncancellable leases which expire at various dates through 2001. Future minimum lease payments are $184,000, $112,000, $29,000 and $4,000 for the years 1998 through 2001, respectively.

    Amounts charged to operations for operating leases were $286,000, $203,000 and $185,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

NOTE H - STOCK OPTION PLAN

   The Company's 1994 Stock Incentive Plan, as amended, provides for the granting of options to purchase up to 2,500,000 shares of common stock. Option activity during 1995, 1996 and 1997 is summarized as follows:

                                                               WEIGHTED -
                                                                AVERAGE
                                               NUMBER OF      OPTION PRICE
                                                 SHARES        PER SHARE
                                                 ------        ---------

     Balance - December 31, 1994              1,869,200        $  1.33

     Granted..................                  121,950           2.81

     Exercised................                 (120,000)           .10

     Canceled.................                 (363,750)          2.49
                                             ----------        -------

     Balance - December 31, 1995              1,507,400           1.35

     Granted..................                  382,000          10.01

     Exercised................                  (65,000)          1.02

     Canceled.................                 (160,900)          3.32
                                             ----------        -------

     Balance - December 31, 1996              1,663,500           3.41

     Granted..................                  814,500           6.36

     Exercised................                 (447,675)          1.46

     Canceled.................                 (201,425)         10.50
                                             ----------        -------

     Balance - December 31, 1997              1,828,900        $  6.47
                                             ==========        =======

       Options granted generally vest over a period not to exceed four years. Options for 864,175 shares are exercisable at December 31, 1997 at exercise prices ranging from $.10 to $19.00 and a weighted-average price of approximately $8.53 per share, with a weighted-average remaining contractual life of approximately 7 years. At December 31, 1997, options to purchase 68,425 shares were available for grant under the plan.

       The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1997, 1996 or 1995. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, pro forma net income would have been $3,539,297 in 1997, $4,874,280 in 1996, and $2,453,295 in 1995. Proforma net
income per diluted share would have been $.30 in 1997, $.41 in 1996, and would have been unchanged in 1995.

       The fair value of the Company's stock options used to compute pro forma net income and net income per diluted share disclosures is the estimated present value at grant date using the Black-Shoales option-pricing model with the following weighted average assumptions for 1995 through 1997: dividend yield of 2.5%; expected volatility of 40%; a risk free interest rate of 7.5%; and an expected holding period of six years.

NOTE I-  INCOME TAXES

     At December 31, 1997 and December 31, 1996, the Company has net deferred tax assets as follows:


                                                    DECEMBER 31,
                                                1997             1996
                                          --------------   ----------
Deferred compensation............         $                $   115,128

Inventory costs..................              22,000           15,522

Deferred revenue.................             269,000          112,606

Accrued expenses.................              10,000           32,000

General business tax credits.....             360,000          360,000

Domestic operating loss carryover           1,861,000        2,061,843

Foreign operating loss carryover.             572,000          736,152
                                          -----------     ------------
     Total deferred tax assets...           3,094,000        3,433,251

Valuation allowance..............            (900,000)        (894,701)
                                          -----------     ------------
Net deferred tax assets..........           2,194,000        2,538,550

Less current tax asset...........             350,000          400,000
                                          -----------     ------------
Noncurrent tax asset.............         $ 1,844,000     $  2,138,550
                                          ===========     ============

     The domestic operating loss carryovers, amounting to approximately $5,500,000 expire at various dates through 2009 and the foreign operating loss carryovers amounting to approximately $2,300,000 can be carried forward indefinitely. The Company is subject to Internal Revenue Code provisions which limit the domestic net operating loss carryovers available annually. The general business tax credits expire at various dates through 2001.

     The United States, foreign, and state components of the tax provision (benefit) are as follows:


                                                                 DECEMBER 31,
                                                        1997           1996         1995
                                                   ------------   ------------  ------------
Current:

  Federal, net of business tax credits of $197,000,
   $50,000 and $115,000 in 1997, 1996 and 1995,
   respectively............................        $ 1,580,000    $ 1,513,533   $   691,164

  State.....................................           440,000        348,000       178,000
                                                   -----------    -----------   -----------
                                                     2,020,000      1,861,533       869,164
                                                   -----------    -----------   -----------
Deferred:

  Federal...................................           180,000     (1,222,553)     (358,202)

  Foreign...................................           164,000       (198,000)     (538,000)
                                                   -----------    -----------   -----------
                                                       344,000     (1,420,553)     (896,202)
                                                   -----------    -----------   -----------
Provision (benefit) for income taxes...........    $ 2,364,000    $   440,980   $   (27,038)
                                                   ===========    ===========   ===========

       The following table reconciles the provision for taxes with the expected income tax obligation obtained by applying the United States federal statutory rate to pretax income.


                                                                           1997            1996           1995
                                                                       ------------   -------------   -------------
Income before income taxes.................................            $ 6,255,753    $   5,502,531   $   2,459,577
                                                                       ------------   -------------   -------------
Expected tax at U.S. statutory rate of 34%.................            $ 2,127,000    $   1,871,000   $     836,000

Adjustments due to:

  Difference between foreign rate and U.S. statutory rate..                 40,000          165,000          85,000

  State taxes, net of federal benefit......................                291,000          230,000          99,000

  Increase (decrease) in valuation reserve.................                  5,000       (1,513,000)       (947,000)

  Adjustment of prior years' deferred tax assets
    related to foreign entities............................                                (295,000)

  Tax credits..............................................               (130,000)         (50,000)       (115,000)

  Other....................................................                 31,000           32,980          14,962
                                                                       ------------   -------------   -------------
Provision (benefit) for income taxes.......................            $ 2,364,000    $     440,980   $     (27,038)
                                                                       ===========    =============   =============



NOTE J - LEGAL PROCEEDINGS

       The suit by a former employee against the Company and its President in New Hampshire, Cheshire County Superior Court, (Dkt. No. 94-E-0102), was amended by the plaintiff's new counsel to include additional alleged causes of action for monetary damages. The Company has defended its position vigorously at several motion sessions and in a non-jury trial which was concluded on February 11, 1998. The Company is awaiting the Court's decision on the merits. The Company does not believe that its continuing involvement in any judicial decision rendered, or the resolution of the legal proceeding, will have a material effect upon the Company's business, operating results, or financial condition.


NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

   Cash payments for interest for the years 1997, 1996 and 1995 were $486,000, $133,000 and $142,000, respectively. For the same periods cash payments for income taxes were $718,000, $1,831,000 and $1,035,000. In 1997 the Company
reduced federal taxes payable and increased additional paid-in capital by $439,832 for the tax benefits associated with the exercise of stock options. In 1995 the Company converted $625,000 of debt to equity through the issuance of 135,000 shares of common stock.

NOTE L - BUSINESS SEGMENT INFORMATION

     The company's operations are conducted in one business segment: the design, manufacture and sale of high-performance scalable data storage. Operations by geographic area are summarized as follows:

                                                 UNITED
                                                 STATES         EUROPE      ELIMINATIONS   CONSOLIDATED
                                                 ------         ------      ------------   ------------
1997:

     Domestic sales........................   $18,598,928    $ 7,825,213    $               $26,424,141

     Export sales..........................     9,078,719                                     9,078,719

     Export sales to affiliates............     1,643,243                                     1,643,243

     Transfers between geographic areas....     5,366,702        259,687      (5,626,389)
                                              -----------    -----------    ------------    -----------

          Total revenue....................    34,687,592      8,084,900      (5,626,389)    37,146,103
                                              ===========    ===========    ============    ===========
     Net income............................     3,528,055        363,698                      3,891,753

     Identifiable assets...................    31,282,599      6,779,649      (7,250,295)    30,811,953

1996:

     Domestic sales........................    14,636,000      6,251,000                     20,887,000

     Export sales..........................     8,103,000                                     8,103,000

     Export sales to affiliates............     2,021,429                                     2,021,429

     Transfers between geographic areas....     4,245,000      1,296,000      (5,541,000)
                                              -----------    -----------    ------------    -----------
          Total revenue....................    29,005,429      7,547,000      (5,541,000)    31,011,429
                                              ===========    ===========    ============    ===========
     Net income............................     5,195,551        809,000        (943,000)     5,061,551

     Identifiable assets...................    25,621,309      4,980,000      (9,666,000)    20,935,309

1995:

     Domestic sales........................     8,928,000      7,873,000                     16,801,000

     Export sales..........................     4,628,000                                     4,628,000

     Export sales to affiliates............     1,701,413                                     1,701,413

     Transfers between geographic areas....     6,414,000        290,000      (6,704,000)
                                              -----------    -----------    ------------    -----------
          Total revenue....................    21,671,413      8,163,000      (6,704,000)    23,130,413
                                              ===========    ===========    ============    ===========
     Net income............................     2,465,595       (103,000)        124,000      2,486,595

     Identifiable assets...................   $16,307,000    $ 3,661,000    $ (5,200,000)   $14,768,000



     Total revenue by geographic area includes sales to unaffiliated customers, affiliates, and transfers between geographic areas.

     Export sales from the United States are summarized as follows:

                                       1997          1996          1995
                                      ------        ------        -----

Far East.........................  $ 8,631,179   $ 8,563,000  $ 4,542,000

Europe...........................    1,854,899     1,036,000      927,000

Other............................      235,884       525,429      860,413
                                   -----------   -----------  -----------

                                   $10,721,962   $10,124,429  $ 6,329,413
                                   ===========   ===========  ===========

     For the years ended December 31, 1997, December 31, 1996 and December 31, 1995 sales to one unaffiliated customer were in excess of 10% of revenues and amounted to $7,009,000, $6,303,000, and $2,756,000, respectively.