Form 10-Q
period 1998-03-31
STORAGE COMPUTER CORP
filed 1998-05-11
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                              FORM 10-Q
(Mark One)

     [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended     March 31,1998

     [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
               EXCHANGE ACT
          For the transition period from ____________ to ____________
                      Commission file number 1-13616

                              STORAGE COMPUTER CORPORATION
                (Exact name of registrant as specified in its charter)


                Delaware                               02-0450593
               (State or other jurisdiction       (I.R.S. Employer
          of incorporation or organization)  Identification No.)

               11 Riverside Street  Nashua , NH 03062-1373
                    (Address of principal executive offices)


                                (603) 880-3005
                          (Issuer's telephone number)

                           N/A
     (Former name, former address and former fiscal year, if changed since last report)


 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filingrequirements for the past 90 days.
Yes [  X  ]  No [    ]

 The number of shares of Common Stock outstanding as of the close of business on May 10, 1998 was 11,226,798 shares.



                                INDEX



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
                                                                   Page

     Consolidated Financial Position -- March 31, 1998
     and December 31,1997..  ....................................     3

     Statement of Consolidated Operations -- Three months
     ended March 31, 1998 and 1997..............................      4

     Statement of Consolidated Cash Flows -- Three months
     ended March 31, 1998 and 1997..............................      5

    Notes to Consolidated Financial Statements --   March 31, 1998    7

Item 2. Management's Discussion and Analysis.....................     8



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings........................................   12

Item 5.  Other Information........................................   12



























                     Storage Computer Corporation
             Consolidated Financial Position (Unaudited)

                                March 31, 1998               December 31,1997


ASSETS
Current assets
  Cash and cash equivalents      $  1,412,245                    $  1,113,379
  Accounts receivable (net)        10,785,871                      13,910,001
  Inventories                       8,247,179                       7,879,485
  Other current assets                415,317                         554,804
  Deferred tax asset                  350,000                         350,000
    Total current assets           21,210,612                      23,807,669


Property and equipment, net of
 accumulated depreciation           2,552,697                       2,520,774
Deferred tax asset                  1,369,000                       1,844,000
Other assets                        2,427,922                       2,639,510
Total assets                      $27,560,231                     $30,811,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable                   $  5,669,885                     $ 6,442,701
  Accounts payable                  1,379,135                       1,980,721
  Accrued expenses                    959,433                       2,149,871
  Accrued income taxes                 90,095                         628,510

    Total current liabilities       8,098,548                      11,201,803

Long-term debt                        710,000                         710,000
     Total liabilities              8,808,548                      11,911,803

Stockholders' equity
  Common stock                         11,218                          11,149
  Additional paid-in capital       13,462,051                      13,385,240
  Retained earnings                 5,814,248                       5,503,761
  Translation gain(loss)             (535,834)
    Total stockholders' equity     18,751,683                      18,900,150

                                  $27,560,231                     $30,811,953







            See Notes to Consolidated Financial Statements








                                   STORAGE COMPUTER CORPORATION
                    STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)



                                              Three Months Ended
                                   March 31, 1998           March 31, 1997


      Revenue                        $7,016,310                  $8,454,913
      Product cost                    3,488,521                   4,147,156

        Gross margin                  3,527,789                   4,307,757

      Operating expenses:
        Research and development        883,513                     639,697
        Selling and marketing         1,835,016                   2,215,378
        General and administrative      361,575                     355,997

         Total                        3,080,104                   3,211,072

         Operating income               447,685                   1,096,685

      Other income (expense):
        Interest expense net           (128,618)                    (55,971)
        Other income (expense)          158,420                      97,429

      Total other income(expense)        29,802                      41,458

      Income before income taxes        477,487                   1,138,143

      Provision for income taxes        167,000                     210,000

      Net income                     $  310,487                  $  928,143
      Net income per basic share     $      .03                  $      .09
      Net income per diluted share   $      .03                  $      .08

      Basic shares                   11,183,416                  10,715,085
      Diluted shares                 11,944,213                  11,999,177




              See Notes to Consolidated Financial Statements















                    STORAGE COMPUTER CORPORATION
           STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)


                                                   Three Months Ended
                                          March 31,1998         March 31, 1997


 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $310,487                $928,143

  Reconciliation to operating cash flows:
    Depreciation and amortization             112,675                  80,087
    Deferred tax (benefit)                       --                   (70,000)
   (Gain) or loss on foreign currency
      translation adjustment                     --                   (59,217)
    Changes in operating assets and liabilities:
      Accounts receivable                   3,124,130              (1,232,806)
      Inventories                            (367,694)             (2,546,339)
      Other current asset  s                  139,487                (105,524)
      Accounts payable
         and accrued expenses              (2,391,273)                771,763

 NET CASH PROVIDED(USED) IN OPERATIONS        927,812              (2,233,893)

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property & equipment net   (144,598)                (70,459)
     Other assets                             211,588
 NET CASH PROVIDED(USED)
  IN INVESTING ACTIVITIES                      66,990                 (70,459)

 CASH FLOW FROM FINANCING ACTIVITIES:
    Increase (decrease) in credit line       (772,816)              2,548,328
    Issuance of common stock                   76,880                 152,283

 NET CASH PROVIDED(USED)
  IN FINANCING ACTIVITIES                    (695,936)              2,700,611

 Effect of exchange rate changes on cash         --                    (5,400)
 Net increase in cash and cash equivalents    298,866                 390,859

CASH AND CASH EQUIVALENTS AT BEGINNING      1,113,379               1,852,762
 OF PERIOD
CASH AND CASH EQUIVALENTS AT END OF PERIOD $1,412,245              $2,243,621

                       See Notes to Consolidated Financial Statements.













                    STORAGE COMPUTER CORPORATION
           STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)



                                                   Three Months Ended
                                            March 31,1998      March 31, 1997


 Supplemental disclosures of cash
 flow information
  Cash payments for:


   Interest                                 $128,618                 $120,000


   Taxes                                    $430,415               $1,389,031




























           See Notes to Consolidated Financial Statements












                    STORAGE COMPUTER CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998



NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Storage Computer Corporation (the "Company") and its subsidiaries are engaged in the development, manufacture and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Storage Computer Europe GmbH, Vermont Research Products, Inc., Storage Computer UK Ltd., and Storage Computer Pty., Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has investments in Storage Computer (Asia) Ltd. and Storage Computer France
S.A., 20%-owned affiliates, which are accounted for by the equity method.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in a Report on Form 10-KSB filed by the Company with theSecurities and Exchange Commission, containing the Company's financial statements for the fiscal year ended December 31, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE B - INVENTORIES

At March 31, 1998 and 1997 inventories consisted of raw materials of $2,249,003 and $5,387,949; work in process of $1,760,181 and $1,084,889; and
finished goods of $4,237,995 and $1,406,647, respectively.

NOTE C - RECLASSIFICATIONS

Certain 1997 amounts have been reclassified to conform with the current period presentation.

















                     STORAGE COMPUTER CORPORATION
      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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



REVENUES

Revenue for the three month period ended March 31, 1998 was $7,016,310 compared to revenue of $8,454,913 in the corresponding period of 1997. First quarter revenue was impacted by extensive final product development testing which has delayed the introduction of enhanced performance software features and softness in the Asian markets. For the three months ended
March 31, 1998, U.S. domestic product sales and international product sales were 47.5% and 52.5% respectively of total revenue. In the 1997 period such percentages were 35.5% and 64.5% respectively.

Product sales which occur through the European sales offices are conducted in the local functional currency. All export product sales are made in US dollars to limit the amount of foreign currency risk.

PRODUCT COST

Product cost for the three month periods ended March 31, 1998 and 1997 were $3,488,521 and $4,147,156, respectively, or 50% and 49% of revenue. The increase in product cost percentage between 1997 and 1998 of approximately
1% was the result of increased technical service expenditures to support the larger deployed base of storage systems, offset in part by a reduction in the cost of component parts.







RESEARCH AND DEVELOPMENT

Research and development expenses for the three month periods ended March 31, 1998 and 1997 were $883,513 and $639,697, respectively, or approximately 13%
and 8% of revenue in each period.   The increase in expenditures between the
three month periods ended March 31, 1998 and 1997 of approximately $244,000, resulted primarily from increased personnel costs and outside consulting and engineering fees.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three month periods ended March 31, 1998 and 1997 were $1,835,016 and $2,215,378, respectively, or 26% of revenue in each period. The decrease in expenses between the three month periods ended March 31, 1998 and the comparable period of 1997 of approximately $380,000, was principally due to provisions for accounts receivable and incentives recorded in the 1997 first quarter which were not required in the 1998 first quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three month periods ended March 31, 1998 and 1997 were $361,575 and $355,997, respectively, or 5% and 4% of revenue. The absolute dollar increase in general and administrative expenses between the three month periods ended March 31, 1998 and 1997 of approximately $5,600 resulted primarily from the cost related to increased head count.

PROVISION FOR FEDERAL AND STATE INCOME TAXES

The tax provision for the three month periods ended March 31, 1998 and 1997 was $167,000 and $210,000, respectively, resulting in effective tax rates of approximately 35% and 18%. The tax provision for 1997 included the recognition of certain net operating loss carryforwards for financial reporting purposes, which were not included in the 1998 first quarter.

LIQUIDITY AND CAPITAL  RESOURCES

CASH FLOW

The cash flow for operating activities is impacted by the timing of product shipments and inventory purchases to support new product introductions and revenue growth.

DEBT AND EQUITY

In 1997, the Company entered into a $10,000,000 unsecured demand line of credit with a bank to be used for the working capital needs of the Company. The loan bears interestat the bank's prime rate or under certain conditions, at the bank's LIBOR Rate plus 150 basis points. As of March 31, 1998 the Company had drawn down $5,670,000 of the credit line. Management believes the credit facility will accommodate all of its working capital requirements for the 1998 year.






ACCOUNTS RECEIVABLE

The decrease in accounts receivable from December 31, 1997 to March 31, 1998 of approximately $3,124,000 is due to the decrease in product sales in the respective quarters. The Company did not change its standard credit terms during the period and there has been no material deterioration in the aging of accounts receivable during the period.

INVENTORY

Inventory increased approximately $368,000 from December 31, 1997 to March 31,1998. The investment in inventory is impacted by several factors, including but not limited to, the increased value of parts associated with larger storage units, the timing of purchasing component parts such as disk drives; the non recognition of revenue and corresponding inventory increases due to inventory transfers deemed to be evaluation units; the timing of inventory reductions due to intercompany transfers and increased inventory locations throughout the United States and Europe.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures at this time.

FOREIGN CURRENCY TRANSACTIONS

Management does not currently utilize any derivative products to hedge its foreign currency risk. The Company's foreign subsidiaries' obligations to the their parent are denominated in US dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the US dollar and its subsidiaries' functional currencies, currently the German mark, the British pound and the Australian dollar. This exposure is limited to the period between the time of accrual of such liability to the parent in the subsidiaries' functional currency and the time of its payment in US dollars.

Other than the intercompany balances noted above, the Company does not believe it has material unhedged monetary assets, liabilities or commitments which are denominated in a currency other than the operations' functional currencies. Management expects such exposure to continue until its foreign subsidiaries reach a more mature level ofoperation. Management currently has no plans to utilize any derivative products to hedge its foreign currency risk.















PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On April 28, 1998, the Superior Court, Cheshire County, New Hampshire, rendered its decision in the suit brought by Raul Kacirek (Dkt. No.94-E-0102) seeking specific performance to have the Company issue up to 300,000 shares of its stock based on stock options Mr. Kacirek had been previously issued, damages for an alleged breach of an implied covenant of good faith and fair dealing and injunctive relief, based upon a trial on the merits. The Court found in favor of the Company on all claims in this action. In counterclaims brought by Mr. Kacirek Goodlander v. Kacirek Dkt. No. 95-E-0025), against
Mr. Goodlander seeking damages for unjust enrichment, breach of a strict fiduciary duty, and freeze out of a minority shareholder, the Court found in favor of Mr. Goodlander and no monetary damages were awarded on these issues. As of May 5, 1998, the Company and Mr. Goodlander were not aware of any motions or appeals having been filed on these matters.

ITEM 5. OTHER INFORMATION

Form S-8 was filed during the quarter ending March 31, 1998 to register 75,000 shares for the
Company's 401K plan.

On February 28, 1998 Mr. Gregory Scoziello, Senior Vice President, Sales and Marketing, resigned his position and terminated his employment with the company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit 27, Financial Data Schedule

REPORTS ON FORM 8-K

      None
































                              SIGNATURES



  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         STORAGE COMPUTER CORPORATION
                                   Registrant


Date:         May 11, 1998         /s/James C. Louney



                                  James C. Louney
                                  Chief Financial Officer & Treasurer
                                  (Principal Financial and Accounting Officer)