Form 10-Q
period 1998-06-30
STORAGE COMPUTER CORP
filed 1998-08-13
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

                              FORM 10-Q

(Mark One)

     [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
            SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended     June 30, 1998

     [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                    EXCHANGE ACT
         For the transition period from ____________ to ____________ Commission file number 1-13616

                                STORAGE COMPUTER CORPORATION
          (Exact name of issuer as specified in its charter)

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



   The number of shares of Common Stock outstanding as of the close of business on June 30, 1998 was 11,233,816

                                INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                      Page(s)

        Consolidated Financial Position -- June 30, 1998
        and December 31, 1997................................    3

        Statement of Consolidated Operations -- Three and six months
        ended June 30, 1998 and 1997.........................    4

        Statement of Consolidated Cash Flows -- Six months
        ended June 30, 1998 and 1997..........................   5

        Notes to Consolidated Financial Statements --
        June 30,1998..........................................   7

Item 2. Management's Discussion and Analysis .................   8


PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings...................................   12

Item 5.  Other Information....................................   12

Item 6.  Exhibits and Reports on Form 8-K ....................   12

PART I. FINANCIAL INFORMATION

                     STORAGE COMPUTER CORPORATION
              CONSOLIDATED FINANCIAL POSITION (UNAUDITED)

                                       JUNE 30,1998         December 31, 1997


ASSETS
Current assets

  Cash and cash equivalents            $  1,920,084           $   1,113,379
  Accounts receivable (net)               8,549,751              13,910,001
  Inventories                             9,985,059               7,879,485
  Other current assets                      528,225                 554,804
  Deferred tax asset                        350,000                 350,000
     Total current assets                 21,333,119              23,807,669

Property and equipment, net of
   accumulated depreciation                2,525,097               2,520,774

Deferred tax asset                         1,369,000               1,844,000
Other assets                               2,947,402               2,639,510

                                          28,174,618              30,811,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note Payable                           $  7,827,112            $  6,442,701
  Accounts payable                          2,348,524               1,980,721
  Accrued expenses                            230,690               2,778,381
     Total current liabilities             10,406,326              11,201,803

Long-term debt                                710,000                 710,000

Stockholders' equity
  Common stock                                11,234                  11,149
  Additional paid-in capital              13,518,310              13,385,240
  Retained earnings                        4,064,582               5,503,761
  Translation loss                         (535,834)
     Total stockholders' equity           17,058,292              18,900,150

                                          28,174,618              30,811,953

           See Notes to Consolidated Financial Statements.
                        STORAGE COMPUTER CORPORATION
                STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)


                                   Three Months Ended               Six Months Ended
                                    June 30  June 30                June 30     June 30
                                      1998     1997                    1998       1997
  Revenue                           $3,275,639  $9,660,453        $10,291,949 $18,115,366
  Product cost                       2,131,433   4,744,956          5,619,954    8,892,112
    Gross margin                     1,144,206   4,915,497          4,671,995   9,223,254
 Operating expenses:
  Research and development           1,127,173     741,458          2,010,686   1,381,155
  Selling and marketing              1,930,171   1,737,046          3,765,187   3,952,424
  General and administrative           587,749     503,179            949,324     859,176
                                     3,645,093   2,981,683          6, 725,197  6,192,755

 Operating income (loss)            (2,500,887)  1,933,814         (2,053,202)  3,030,499

Other income (expense):
  Interest (expense) net              (138,573)   (66,617)          (267,191)    (122,588)
  Other income (expense)               (47,206)    11,762            111,214      109,191
                                      (185,779)   (54,855)          (155,977)     (13,397)

   Income (loss) before income taxes (2,686,666) 1,878,959        (2,209,179)   3,017,102

Provision for income tax (benefit)     (937,000)   783,600          (770,000)     993,600

Net income (loss)                   $(1,749,666)$1,095,359      $  (1,439,179)  $2,023,502
Net income per basic share          $      (0.16)  $ 0.10       $     (0.13)    $   0.19
Net income (loss) per diluted share        (0.16)    0.09             (0.13)        0.17
Basic shares                         11,225,816 10,716,253        11,204,616   10,708,422
Diluted shares                       11,225,816 11,930,710        11,204,616   11,959,969

               See Notes to Consolidated Financial Statements.

                STORAGE COMPUTER CORPORATION
       STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                               Six Months Ended
                                                         June 30, 1998    June 30, 1997
     Cash flows from Operating Activities:
        Net income (loss)                                 $(1,439,179)    $2,023,502
            Adjustments to reconcile net income (loss)
            to net cash used for operating activities:
            Depreciation and amortization                    220,655         163,712

           Changes in operating assets and liabilities:
             Accounts receivable                           5,360,250      (1,873,619)
              Inventories                                 (2,105,574)     (2,174,638)
              Other assets                                    26,579        (135,905)
              Accounts payable and accrued expenses       (2,240,722)     (2,221,286)

     NET CASH USED IN OPERATIONS                            (177,991)     (4,218,234)

     Cash flows from investing activities:
           Purchases of property & equipment net            (224,978)       (245,876)
           Other assets                                     (307,892)       (600,161)

     NET CASH USED IN INVESTING ACTIVITIES                  (532,870)       (846,037)

     Cash flow from financing activities:
       Increase (decrease) in credit line                  1,384,411       4,123,569
       Issuance of common stock                              133,155         152,283

     NET CASH PROVIDED IN FINANCING ACTIVITIES             1,517,566       4,275,852

     Effect of exchange rate changes on cash                    --             4,200

     NET INCREASE(DECREASE) IN CASH                         806,705         (784,219)

     CASH AT BEGINNING OF PERIOD                         1,113,379         1,852,762

     CASH AT END OF PERIOD                               $1,920,084       $1,068,543

       See Notes to Consolidated Financial Statements.

                STORAGE COMPUTER CORPORATION
       STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                            Six Months Ended


     Supplemental disclosures of cash flow information

      Cash payments for:
        Interest                                          $ 246,992      $   151,640

        Taxes                                             $ 415,002      $ 1,639,031



       See Notes to Consolidated Financial Statements

                STORAGE COMPUTER CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 1998



     NOTE A - THE COMPANY AND BASIS OF PRESENTATION

     Storage Computer Corporation (the Company) and its subsidiaries are engaged in the development, manufacture and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Storage
     Computer Europe GmbH, Vermont Research Products, Inc.,
     Storage Computer UK, Ltd., and Storage Computer Pty.,
     Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The Company also has investments in Storage Computer
     (Asia) Ltd. and Storage Computer France, S.A.,
     20%-owned affiliates, which are accounted for by the equity method.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in a Special Financial Report on Form 10-KSB filed by the Company with the Securities and Exchange
     Commission, containing the Company's financial statements for the fiscal year ended December 31, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     NOTE B - INVENTORIES

     At June 30, 1998 and December 31, 1997 inventories consisted of raw materials of $4,966,826 and $1,710,998; work in process of $2,687,993 and
     $2,631,078 and finished goods of $2,330,240 and $3,537,409, respectively.

     NOTE C - RECLASSIFICATIONS

     Certain 1997 amounts have been reclassified to conform with the current period presentation.

        STORAGE COMPUTER CORPORATION AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS



     CAUTIONARY STATEMENT

     The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain forward-looking information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and the growth of the Company's market and customers, the Company's objectives and plans for future operations, possible acquisitions and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change which meets evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations.

     REVENUE

      Revenue for the three months ended June 30, 1998 was $3,275,639 compared to revenue of $9,660,453 in the corresponding period in 1997. For the six months ended June 30, 1998 revenue was $10,291,949 compared to revenue of $18,115,366 in the respective period in 1997. Revenue has been impacted by several factors.
     In East Asia, which historically has contributed approximately 25% to total revenue, the Company is experiencing a decline in revenue due to that geographical area's economic problems. North American and European revenues were flat to declining as the reseller-based distribution channels continued to focus on the highly competitive low end of the market, where the Company's product line is at a price disadvantage; and the Company experienced a slower than expected ramp-up of the direct sales force which focuses on the high-end enterprise sales. Finally, some customers have delayed purchases waiting for the integration and rollout of higher capacity 18GB and 47GB drives, which occurred late in the quarter, and new internally-developed products which are scheduled to be released during the 1998 third and fourth quarters.

     During the second quarter, the Company entered into strategic relationships with Network Storage Solutions for network attached storage, and ATL Products, Inc.
     for tape backup solutions. The product offerings from these partnerships, which complement and expand the Company's core technology, are expected to be available for shipment during the 1998 third quarter.

     For the six months ended June 30, 1998, U.S. domestic product sales and international product sales were 48%
     and 52%, respectively of total revenue. For the 1997 six-month period such percentages were 49% and 51%.

     Product sales which occur through the International sales offices are conducted in the local functional currency. All export product sales are made in US dollars to limit the amount of foreign currency risk.

     PRODUCT COST

     Product cost for the three-month periods ended June
     30, 1998 and 1997 was $2,131,433 and $4,744,956,
     respectively, or 65% and 49% of net revenue in each period. Product cost for the six-month periods ended
     June 30, 1998 and 1997 was $5,619,954 and $8,892,112,
     respectively, or 55% and 49% of revenue. The increase in product cost percentages between 1998 and 1997 is the result of the decrease in sales volume which resulted in less product margin contribution to cover non-variable expenses associated with product support.

     RESEARCH AND DEVELOPMENT

     Research and development expenses for the quarter ended June 30, 1998 and the corresponding 1997 period were $1,127,173 and $741,458. For the six months ended June 30, 1998 and 1997 such expenses were $2,010,686 and $1,381,155. The increase in 1998 research and development expenditures resulted primarily from design prototype expenses and increases in personnel and outside consulting and engineering fees associated with the company's focused emphasis on completion of certain development projects during the next two quarters.

     SELLING AND MARKETING EXPENSES

    Selling and marketing expenses for the second quarters ended June 30, 1998 and 1997 were $1,930,171 and
    $1,737,046, respectively. Selling and marketing expenses for the six months ended June 30, 1998 and 1997 were $3,765,187 and $3,952,424, respectively. The decrease in selling and marketing expenses between the six-month period ended June 30, 1998 and the comparable period in 1997 of approximately $187,000 was principally due to reduced sales volume commissions in the United States and International sales organizations.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the three-month periods ended June 30, 1998 and 1997 were were $587,749 and $503,179, respectively. For the six-month periods ended June 30, 1998 and 1997 general and administrative expenses were $949,534 and $859,176. The absolute dollar increase in general and administrative expenses between the six-month periods ended June 30, 1998 and 1997 of approximately $90,000 resulted primarily from increased legal fees associated with the recently concluded litigation against the Company by a former employee.


    NET INTEREST EXPENSE

    For the quarter ended June 30, 1998 and the corresponding 1997 quarter net interest expense was $138,573, and $66,617 respectively. Net interest expense for the six-month periods ended June 30, 1998 and 1997 was $267,191 and $122,588, respectively. The increased net interest expense for the six months ended June 30, 1998 of approximately $145,000 is the result of increased short-term borrowing under the Company's line of credit.

    PROVISION FOR FEDERAL AND STATE INCOME TAXES

    The tax provision (benefit) for the six-month periods ended June 30, 1998 and 1997 was $(770,000) and $993,600 respectively, resulting in effective tax rates of approximately 35% and 33% to pre-tax income. The effective tax rate percentage for the year ended December
    31, 1997 was 38%.


    LIQUIDITY AND CAPITAL  RESOURCES

    CASH FLOW

    The cash flow for operating activities is impacted by the timing of product shipments and inventory purchases to support new product introductions and revenue fluctuations.

    DEBT AND EQUITY

    In 1997, the Company renewed the $10,000,000 unsecured demand line of credit with a bank to be used for the working capital needs of the Company. Borrowings against such credit facility bear interest at the bank's prime rate or, under certain conditions, at the bank's LIBOR Rate plus 150 basis points. As of June 30, 1998 the Company had drawn down $7,827,000 against the credit line. Management believes the credit facility, or other available financing programs, will accommodate working capital requirements and other cash requirements.

    ACCOUNTS RECEIVABLE

    The reduction in accounts receivable from December 31, 1997 to June 30, 1998 of approximately $5,360,000 is due to the reduced level of revenue during the first and second quarters of 1998. During the 1998 second quarter certain distributors requested extensions for payment of amounts due to the Company. The Company in most instances granted 60 to 120 day extensions for settlement of such balances. It is expected that such balances will be collected during the third quarter of 1998 and that customer receivables will return to historical ratios.

    At December 31, 1997 the Company had reclassified from current assets to long-term assets approximately $2,000,000 due from a customer pending completion of agreements to restructure the liquidation of such balance. At June 30, 1998 no satisfactory agreement has been reached as to such restructure, and as a consequence, the amount continues to be classified as a long-term asset.

    INVENTORY

    Inventory increased approximately $2,100,000 from December 31, 1997 to June 30, 1998. The inventory increase is principally composed of purchased component parts, such as disk drives. The increased balance in component parts is the result of the introduction of the new 18GB and 47GB drives during the second quarter and planned purchases of such component parts associated with the historical level of revenue. The Company has implemented certain programs to reduce the level of component parts in inventory.

    CAPITAL EXPENDITURES

    The Company does not have any material commitments for capital expenditures at this time.


    FOREIGN CURRENCY TRANSACTIONS

    Management does not currently utilize any derivative products to hedge its foreign currency risk. The Company's foreign subsidiaries' obligations to their parent are denominated in US dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the US dollar and its subsidiaries' functional currencies, currently the German mark the British pound and the Australian dollar. This exposure is limited to the period between the time of accrual of such liability to the parent in the subsidiaries' functional currency and the time of its payment in US dollars.

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

    PART II.  OTHER INFORMATION

    Item 1. Legal Proceedings

            On April 28, 1998, the Superior Court, Cheshire County, New Hampshire, rendered its decision in the suit brought by Raul Kacirek (Dkt. No. 94-E-0102) seeking specific performance to have the Company issue up to 300,000 shares of its common stock. The suit was based upon the attempted exercise of stock options Mr. Kacirek had been previously issued, damages for an alleged breach of an implied covenant of good faith and fair dealing and injunctive relief. A trial was concluded in February, 1998 and the Court found in favor of the Company on all claims in this action. In counterclaims brought by Mr. Kacirek against Mr. Goodlander (Goodlander v. Kacirek Dkt. No. 95-E-0025), seeking damages for unjust enrichment, breach of a strict fiduciary duty, and freeze out of a minority shareholder, the Court found in favor of Mr. Goodlander and no monetary damages were awarded on these issues.

            On June 22, 1998, the Superior Court, Cheshire County, New Hampshire, granted the parties' requests for the withdrawal of all appeals in the related suits between Raul Kacirek, Storage Computer Corporation and its President Theodore J. Goodlander. The parties agreed to resolve all remaining issues in this litigation by mutually waiving all future rights to appeal and to abide by the decisions rendered by the Cheshire Superior Court. The Company does not believe that its involvement in, the judicial decisions rendered or the final resolution of this legal proceeding, has had a material effect upon the Company's business, operating results or financial condition.


    Item 5.  Other Information

            On April 30, 1998 James Nolan, Sr. Vice President of Research and Development terminated his employment with the company.

    Item 6. Exhibits and Reports on Form 8-K.

            (a)   Exhibit 27  Financial Data Schedule

            (b) Form 8-K was filed during the quarter ending June 30, 1998 to report the sale of the Boston office of the Company's auditors, Richard A. Eisner & Co.,LLP to BDO Seidman, LLP, and the resulting selection of BDO Seidman (Boston office) as auditors for the year ending December 31, 1998

                          Signatures



         In accordance with the requirements of the Exchange
    Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               STORAGE COMPUTER CORPORATION
                                       Registrant
   Date:          August 12, 1998       /s/ James C. Louney
                                        James C. Louney
                                        Chief Financial Officer &  Treasurer
                                        (Principal Financial and
                                         Accounting Officer)