Form 10-Q
period 1998-09-30
STORAGE COMPUTER CORP
filed 1998-11-17
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION

                                          WASHINGTON, D.C. 20549

                                                         FORM 10-Q


     [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended     September 30, 1998

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

               11 Riverside Street  Nashua , NH 03062-1373
                 Address of principal executive offices)

                   (603) 880-3005
                  Issuer's telephone number)

                                N/A
       (Former name, former address and former fiscal year, if changed since last report)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the ExchangeAct during the past 12 months
 (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [  X  ]  No [    ]

   The number of shares of Common Stock outstanding as of the close of business on September 30, 1998 was 11,334,080.




                                INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
             Page(s)

     Consolidated Financial Position -- September 30, 1998
     and December 31, 1997 ..............................................    3

     Statement of Consolidated Operations -- Three and nine months ended September 30, 1998 and 1997 ....................................  4

     Statement of Consolidated Cash Flows -- Nine months
             ended September 30, 1998 and 1997 ............................. 5

     Notes to Consolidated Financial Statements --
     September 30, 1998 .................................................    7

Item 2. Management's Discussion and Analysis ..............................  8


PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings ............................................... 12

Item 4.  Submission of Matters to a Vote of Shareholders....................12

Item 5.  Other Information .................................................13

Item 6.  Exhibits and Reports on Form 8-K ..................................13












PART I. FINANCIAL INFORMATION

                                                        <C.
                                                          STORAGE COMPUTER CORPORATION
                                                        CONSOLIDATED FINANCIAL POSITION (UNAUDITED)


                                                   September 30, 1999   December 31, 1997
ASSETS
Current assets
 Cash and cash equivalents                        $ 1,404,670          $  1,113,379
 Accounts receivable (net)                          6,722,082             13,910,001
 Income tax refund receivable                       2,133,603                  --
 Inventories                                        9,085,739              7,879,485
 Other current assets                                 650,307                554,804
 Deferred tax asset                                   350,000                350,000
     Total current assets                          20,346,401             23,807,669

Property and equipment, less
       allowance for depreciation                   2,527,635              2,520,774

 Deferred tax asset                                 1,419,000              1,844,000
 Investments and other assets                       2,769,652              2,639,510

                                                  $27,062,688            $30,811,953

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Note payable                                   $   9,402,629         $    6,442,701
 Accounts payable                                     651,298              1,980,721
 Accrued expenses                                     702,481              2,000,915
 Deferred revenue                                     571,055                777,466
     Total current liabilities                     11,327,463             11,201,803

Long-term debt                                        710,000                710,000

Stockholders' equity
 Common stock                                          11,334                 11,149
 Additional paid in capital                        13,565,852             13,385,240
 Retained earnings                                  1,983,873              5,503,761
 Translation loss                                    (535,834)                                --
 Total stockholders' equity                        15,025,225             18,900,150

                                                  $27,062,688            $30,811,953

           See Notes to Consolidated Financial Statements.

                        STORAGE COMPUTER CORPORATION
               STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                         Three Months Ended        Nine Months Ended
                                         SEPTEMBER  September    SEPTEMBER  SEPTEMBER 30,
                                             1998      1997        1998         1997

Revenue                             $ 3,198,182  $7,647,253       $13,490,131   $25,762,619
Product cost                          2,768,875   3,792,415         8,388,829    12,684,527
Gross margin                            429,307   3,854,838         5,101,302     13,078,092

Operating expenses:
 Research and development             1,016,409    731,347          3,027,095     2,112,502
 Selling and marketing                1,781,838  2,038,432          5,547,025     5,990,856
 General and administrative             686,646    485,358          1,635,970     1,344,534
                                      3,484,893  3,255,137         10,210,090     9,447,892
Operating income (loss)              (3,055,586)   599,701         (5,108,788)    3,630,200
Other income (expense):
Interest expense net                   (130,295)   (90,106)          (397,486)     (212,694)
Other income (expense)                  (20,828)  (108,723)            90,386           468
                                       (151,123)  (198,829)          (307,100)     (212,226)
Income (loss) before                 (3,206,709)   400,872         (5,415,888)    3,417,974
income taxes

Provision (benefit) for income taxes (1,126,000)   286,400         (1,896,000)    1,280,000
Net income(loss)                   $ (2,080,709)$  114,472    $    (3,519,888) $  2,137,974
Net income(loss) per basic share        $(0.18)     $0.01            $(0.31)     $0.20
Net income(loss) per diluted share      $(0.18)     $0.01            $(0.31)     $0.18
Basic shares                        11,283,948  10,817,360         11,231,165   10,765,240
Diluted shares                      11,283,948  11,879,269         11,231,165   11,874,826


               See Notes to Consolidated Financial Statements.

                    STORAGE COMPUTER CORPORATION
            STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended
                                                   SEPTEMBER 30,1998       September 30,     1997
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                        $ (3,519,888)               $2,137,974
     Adjustments to reconcile net
      income (loss) to net cash used for
      operating activities:
       Depreciation and amortization                338,944              240,838
       Changes in operating assets and liabilities:
       Receivables                                5,054,316             (156,909)
       Inventories                               (1,206,254)          (1,838,859)
       Other assets                                 (95,503)          (2,341,681)
       Accounts payable and accrued
        expenses and deferrals                   (2,945,102)          (2,296,808)

     NET CASH PROVIDED(USED) IN OPERATIONS       (2,373,487)          (4,255,445)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of Property and Equipment, Net         (345,805)          (1,313,686)
  Other Assets                                     (130,142)            (600,161)

NET CASH USED IN INVESTING ACTIVITIES              (475,947)          (1,913,847)
CASH FLOW FROM FINANCING ACTIVITIES:
 Increase in Credit Line                          2,959,928            5,706,752
 Issuance of Common Stock                           180,797              152,283

NET CASH PROVIDED IN FINANCING ACTIVITIES         3,140,725            5,859,035

Effect of Exchange Rate Changes on Cash                                     (2,672)

NET INCREASE(DECREASE) IN CASH                      291,291             (312,929)
CASH AT BEGINNING OF PERIOD                       1,113,379            1,852,762

CASH AT END OF PERIOD                             1,404,670            $1,539,833



           See Notes to Consolidated Financial Statements.



                    STORAGE COMPUTER CORPORATION
           STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                       Nine Months Ended
                                            September 30, 1998    September 30, 1997


SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION

 CASH PAYMENTS FOR:
  Interest                                         $346,899           $   239,171
  Taxes
                                                   $390,448            $1,839,031




            See Notes to Consolidated Financial Statements



                    STORAGE COMPUTER CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998



NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Storage Computer Corporation (the Company) and its subsidiaries are engaged in the development, manufacture and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Storage Computer Europe GmbH, Vermont Research Products, Inc., Storage Computer UK, Ltd., and Storage Computer Pty., Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has investments in Storage Computer (Asia) Ltd. and Storage Computer France, S.A., which are accounted for by the equity method.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in a Special Financial Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission, containing the Company's financial statements for the fiscal year ended December 31, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE B - INVENTORIES

At September 30, 1998 and December 31, 1997 inventories consisted of raw materials of $4,584,249 and $1,710,998; work in process of $1,902,106 and $2,631,078 and finished goods of $2,599,384 and $3,537,409, respectively.

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

REVENUE

Revenue for the three months ended September 30, 1998 was $3,198,182 compared to revenue of $7,647,253 in the corresponding period in 1997. For the nine months ended September 30, 1998 revenue was $13,490,131 compared to revenue of $25,762,619 in the respective period in 1997. Revenue has been impacted by several factors. In East Asia, which historically has contributed approximately 25% to total revenue, the Company is experiencing a decline in revenue due to that geographical area's economic problems. North American and European revenues were soft due to deferral or loss of customer orders due to delays in the introduction of enhanced hardware and software features.

During the quarter the Company undertook the following actions: consolidated the European sales, marketing and service organizations under the direction of a Senior Vice President to facilitate the cohesive focus towards revenue growth; appointed a Senior Vice President of North American and Asian Sales and Marketing and commenced a restructuring of those organizations, including the expansion of North America territories from three designated regions to five regions; implemented strategic marketing programs and product repositioning and pricing directives with respect to the Company's existing products offerings and also to new product offerings expected to be released during the 1998 fourth quarter.

To support the implementation of these strategic initiatives and directives, the Company recorded product and operational provisions of approximately $1.1 million. These provisions adversely affected third quarter product margins by approximately $.8 million.

For the nine months ended September 30, 1998, U.S. domestic product sales and international product sales were 51% and 49% respectively of total revenue. For the 1997 nine-month period such percentages were 53% and 47%.

Product sales which occur through the International sales offices are conducted in the local functional currency. All export product sales are made in US dollars to limit the amount of foreign currency risk.


PRODUCT COST

Product cost for the three-month periods ended September 30, 1998 and 1997 was $2,768,875 and $3,792,415, respectively, or 87 % and 50% of net revenue in each period. Product cost for the nine-month periods ended September 30, 1998 and 1997 was $8,388,829 and $12,684,527, respectively, or 62% and 49%
of revenue. The increase in product cost percentages between 1998 and 1997 is the result of the decrease in sales volume which resulted in less dollar product margin contribution to cover non-variable expenses associated with product production and support, and approximately $800,000 in third quarter 1998 product reserve provisions to support strategic marketing objectives.

RESEARCH AND DEVELOPMENT

Research and development expenses for the quarter ended September 30, 1998 and the corresponding 1997 period were $1,016,409 and $731,347. For the nine months ended September 30, 1998 and 1997 such expenses were $3,027,095 and $2,112,502. The increase in 1998 research and development expenditures result primarily from the Company's focused emphasis to complete certain hardware and software development projects.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the third quarters ended September 30, 1998 and 1997 were $1,781,838 and $2,038,432, respectively. Selling and marketing expenses for the nine months ended September 30, 1998 and 1997 were $5,547,025 and $5,990,856, respectively. The decrease in selling and marketing expenses between the nine-month period ended September 30, 1998 and the comparable period in 1997 of approximately $444,000 was principally due to decreased sales volume commissions associated with the 1998 lower level of revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three-month periods ended September 30, 1998 and 1997 were $686,646 and $485,358, respectively. For the nine-month periods ended September 30, 1998 and 1997 general and administrative expenses were $1,635,970 and $1,344,534. The absolute dollar increase in general and administrative expenses between the nine-month periods ended September 30, 1998 and 1997 of approximately $292,000 resulted primarily from expenses associated with increased investment in affiliates, geographical expansion and legal fees incurred in connection with the recently concluded litigation against the Company.

NET INTEREST EXPENSE

For the quarter ended September 30, 1998 and the corresponding 1997 quarter net interest expense was $130,295 and $90,106 respectively. Net interest expense for the nine-month periods ended September 30, 1998 and 1997 was $397,486 and $212,694, respectively. The increased net interest expense for the nine months ended September 30, 1998 of approximately $185,000 is the result of increased short-term borrowing under the Company's line of credit.


PROVISION FOR FEDERAL AND STATE INCOME TAXES

The tax provision (benefit) for the nine-month periods ended September 30, 1998 and 1997 was $(1,896,000) and $1,280,000 respectively, resulting in effective tax rates of approximately 35% and 37% to pre-tax income (loss). The effective tax rate percentage for the year ended December 31, 1997 was 38%.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

The cash flow for operating activities is impacted by the timing of product shipments and inventory purchases to support new product introductions and revenue fluctuations.

DEBT AND EQUITY

The Company has signed an amended loan agreement with a bank, increasing the commitment from a $10,000,000 unsecured demand line of credit to a $10,500,000 secured line of credit to be used for the working capital needs of the Company. The amended loan agreement requires, among other things, maintenance of a defined minimum tangible net worth. Borrowings against such credit facility bear interest at the bank's prime rate plus a stipulated fee. As of September 30, 1998 the Company had drawn down $9,403,000 against the credit line. Management believes the credit facility, or other financing programs, will accommodate working capital requirements and other cash requirements.

ACCOUNTS RECEIVABLE

The reduction in accounts receivable from December 31, 1997 to September 30, 1998 of approximately $7,188,000 is due to the reduced level of revenue during the first three quarters of 1998.

At December 31, 1997 the Company had reclassified from current assets to long-term assets approximately $2,039,000 due from a customer pending completion of agreements to restructure the liquidation of such balance.
In August, 1998 the Company converted the balance then due from such customer, $2,194,000 to an ownership interest in the customer's recently announced computer server technology. Concurrent with that acquisition, the company and the other investor in such technology granted the customer an exclusive license. The agreements with the customer provide, among other things, priority in distributions and recission provisions.

INVENTORY

Inventory increased approximately $1,206,000 from December 31, 1997 to September 30, 1998. The Company has instituted programs to reduce the level of component parts in inventory.


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

One of the Company's suppliers of disk drives, Micropolis (USA) Inc., filed for a plan of reorganization under chapter 11 of the Bankruptcy Code. If the Bankruptcy Court does not approve the Plan, then the likelihood is that the case would be converted to one under chapter 7 of the Bankruptcy Code. The Company has filed various proof of claims against Micropolis (USA) Inc. in the United States Bankruptcy Court in the Central District of California and against its parent, Micropolis (S) Limited, in the court in Singapore. The Company does not believe that its continuing involvement in, any judicial decision rendered or the resolution of this set of claims will have a material effect upon the Company's business, operating results or financial condition.


Item 4.  Submission of Matters to a Vote of Shareholders

     At the Company's Annual Meeting of Shareholders held on May 18, 1998 the following individuals were elected to the Board of Directors:
                                             Votes For      Votes Withheld
    Theodore J. Goodlander                    9,819,135           17,706
    Shigeho Inaoka                            9,819,519           17,322
    Steven S. Chen                            9,819,519           17,322

The vote for the selection of Richard A. Eisner & Company, LLP, now BDO Seidman, LLP by merger of the Boston office in June 1998, as auditors for the year ending December 31, 1998 was:
                                          Votes For      Votes Withheld
                                             10,686,617            17,851


Item 5.  Other Information

     On August 7, 1998 the Company announced the appointment of Mr. Wolfgang Dembowy, 49, as Senior Vice President for European Operations. He will manage Storage Computer's marketing, sales, and technical support organizations across Europe. Prior to his appointment as Senior Vice
President for European Operations, Mr. Dembowy served as the managing director for the Company's German subsidiary. Mr. Dembowy served as general manager for EMC Germany for 10 years and held key sales and technical positions with Hewlett-Packard and Nicolett Instruments.

On September 1, 1998 Mr. Keith C. Perry joined the Company as Senior Vice President of Sales and Marketing. Mr. Perry, 42, had been with Amdahl Corporation, a manufacturer of RAID storage systems since 1986. He holds a BS in Computer Science from the University of Manitoba.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibit 27  Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ending September 30, 1998 for which this report is filed.


                              Signatures



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STORAGE COMPUTER CORPORATION
                                        Registrant
Date:           November 14, 1998      /s/ James C. Louney


                                         James C. Louney
                                          Chief Financial Officer & Treasurer
                                          (Principal Financial and
                                          Accounting Officer)