Form 10-K405
period 1998-12-31
STORAGE COMPUTER CORP
filed 1999-04-16
CIK 933452

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


      Annual Report Pursuant to Section 13 or 15(d) of the Securities and
        Exchange Act of 1934 for the fiscal year ended December 31, 1998


                          STORAGE COMPUTER CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                               02-0450593
---------------------------------                            -------------------
 (State or other jurisdiction                                 (I.R.S.Employer
of incorporation or organization)                            Identification No.)


11 RIVERSIDE STREET, NASHUA, NEW HAMPSHIRE                        03062-1373
------------------------------------------                   -------------------
 (Address of Principal Executive Offices)                         (Zip Code)


                                 (603) 880-3005
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


COMMON STOCK $0.001 PAR VALUE                   AMERICAN STOCK EXCHANGE
-----------------------------            --------------------------------------
     (Title or Class)                    (Name of Exchange on which registered)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $11,699,500 at April 9, 1999.

At December 31, 1998 there were issued and outstanding 11,347,823 shares of the Registrant's Common Stock, with a par value of $.001.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on May 17, 1999 are incorporated by reference into Part III hereof.

                          STORAGE COMPUTER CORPORATION


Securities and Exchange Commission
 Item Numbers and Description
 ----------------------------

                                    PART I                                  Page
                                                                            ----
ITEM 1    Business.........................................................   3

ITEM 2    Properties.......................................................  10

ITEM 3    Legal Proceedings.................................... ...........  10

ITEM 4    Submission of Matters to a Vote of Security Holders..............  11

                                  PART II

ITEM 5    Market for Registrant's Common Equity
          and Related Stockholder Matters..................................  12

ITEM 6    Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  15

ITEM 7    Financial Statements and Supplementary Data......................  20

ITEM 8    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure...........................  20

                                 PART III

ITEM 9    Directors, Executive Officers, Promoters and Control Persons,
          Compliance with Section 16(a) of the Exchange Act................  20

ITEM 10   Executive Compensation...........................................  20

ITEM 11   Security Ownership of Certain Beneficial Owners
          and Management...................................................  20

ITEM 12   Certain Relationships and Related Transactions...................  20

ITEM 13   Exhibits and Reports on Form 8-K.................................  21


         Inasmuch as the calculation of shares of Registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, represents the Registrant's best good faith estimate for purposes of this Annual Report on Form 10-K, and the Registrant disclaims that such figure is binding for any other purpose. The aggregate market value of Common Stock indicated is based upon the closing sale price of the Common Stock ($1.75) as reported by the American Stock Exchange for trading on April 9, 1999. All outstanding shares beneficially owned by executive officers and directors of the Registrant or by any shareholder beneficially owning more than 5% of Registrant's common stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.

                                     PART I

                           FORWARD LOOKING STATEMENTS

ITEM 1.  BUSINESS

THE COMPANY

         Storage Computer Corporation (the "Company" or "SCC") develops and manufactures software-driven multi-host storage solutions used to drive core business applications. Storage Computer solves its customers' business problems through its StorageSuite(TM) product line and patented OmniRAID(TM) and OmniFORCE(TM) storage software. Based on an open systems, standards-based architecture, these solutions support highly interactive applications; many different servers accessing the same data; and multiple users accessing data from different locations.

         The Company pioneered the RAID 7(R) technology incorporated in its Virtual Storage Architecture(TM), which forms the basis for its StorageSuite(TM) product family. Based upon this performance-optimized architecture, the StorageSuite(TM) family combines intelligent controller, disk drive, and memory technology with patented memory mapping techniques and a powerful real-time operating system to deliver high-performance and data protection across the mix of applications found in today's open system environments.

COMPANY HISTORY

         The Company was incorporated in Delaware in August, 1991 when its core RAID ("Redundant Array of Independent Disks") technology was transferred from its predecessor Cab-Tek, Inc. and patented. The Company began shipment of its first generation StorageSuite products, the RAID 7 Storage Server, to customer production sites in the second half of 1992.

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

         In 1996 and 1997, the Company introduced its second generation StorageSuite products, the OmniRAID Storage Server and SuperServer, and OmniFORCE data replication software. Also during this time, the Company was recognized as one of Business Week magazine's "Hot 100 Growth Companies" for 1996 and 1997, and was named to the US High Technology FAST 500 listing published by Deloitte & Touche, as well as the New England High Technology FAST 50 in 1998.


INDUSTRY OVERVIEW

         The computer systems market is undergoing a dramatic shift to new information processing modes, such as client/server computing incorporating enterprise databases, data warehousing, image processing, multi-media, video-on-demand, virtual reality processing, and Internet/intranet services. These new application modes are increasing demand for data storage that is scalable in terms of capacity, performance, connectivity and manageability. The market for high performance storage is also driven by host computing platforms which continue to make quantum leaps in processing performance. The Company believes that users and networks will increasingly demand high-performance storage systems to eliminate performance bottlenecks and to take full advantage of increased server/workstation processing power. International Data Corporation
(IDC), a Framingham, MA based research firm, predicts disk storage compound annual growth rates of 88.1% for UNIX(R) and 133.8% for Windows NT(R) between the years 1997 and 2001. The U.S. Department of Commerce predicts that the data storage market will grow to $1 trillion by the year 2004. Based on the market estimates of IDC, the Company believes the market space for its products is in the range of $6 billion to $10 billion annually.

RAID TECHNOLOGY

         The Company's product line is based on RAID storage technology. RAID technology links together several industry standard disk drives into a single large disk drive using a combination of hardware, firmware, and software to achieve extremely fast data transfer rates, high levels of redundancy, and large storage capacities at a relatively lower cost than embedded storage solutions.

VIRTUAL STORAGE ARCHITECTURE

         Storage Computer's unique Virtual Storage Architecture (VSA) forms the basis for all its StorageSuite product families. VSA views the storage area as a whole, coherent, and extendible space, a "storage fabric," which can be allocated to multiple hosts concurrently.

         The intelligent storage management system controls the interaction between the attached host processors and the physical drives. It tracks the location of every piece of information and allows the host to access that data. Employing dedicated independent I/O channels for each disk drive, the system transfers data to the hosts and the processors asynchronously. In the extensions to the architecture, additional performance optimizations are achieved by fully distributing the intelligence, memory, parity, and flow control throughout the array. By controlling data flow, the system reduces or eliminates the processing bottlenecks inherent in many other storage implementations.

The STORAGESUITE(TM) Product Family

SERIES:70 DESKTOP STORAGE SERVER: Provides flexible high performance storage for departmental workgroups and server clusters. An intelligent storage solution for applications with smaller storage requirements, the DESKTOP STORAGE SERVER scales to 218 GB and supports up to two external channels for host connections.

SERIES:71 STORAGE SERVER: Provides high performance storage for large departmental workgroups and server clusters. An intelligent storage solution for users with medium-to-large storage capacity requirements, the STORAGE SERVER scales up to 1 TB+ and supports up to four external channels for host connections.

SERIES:72 OMNIRAID(TM) SERVER: Enables widely diverse applications to share centrally managed storage with optimal performance, data protection, efficiency, and flexibility. OMNIRAID SERVERS enable multiple data protection levels to be set at the logical transaction or data set level, independent of the physical array topology. Ideal for regional operating divisions, large workgroups, or medium-sized enterprises, the OMNIRAID SERVERS scales up to 2 TB+ and supports up to 12 external channels for host connections.

SERIES:73 OMNIRAID SUPERSERVER(TM): Provides enterprise-class storage services enabling widely diverse applications across an enterprise to share centrally managed storage with optimal performance, data protection, efficiency, and flexibility. The highest performing storage server in the industry, the OMNIRAID SUPERSERVER delivers even higher read and write performance than the OMNIRAID STORAGE SERVER. Ideal for both high-performance commercial applications and very high bandwidth applications, the OMNIRAID SUPERSERVER supports storage environments to 2 TB+ and 12 external channels for host connections.

SERIES:74 OMNIRAID SUPERSERVER/ES: At the top end of the highest performing storage servers in the industry, the OMNIRAID SUPERSERVER/ES delivers OMNIRAID SUPERSERVER performance in a clustered environment. Ideal for very high bandwidth applications, the OMNIRAID SUPERSERVER/ES supports clustered storage environments up to 16 TB and 48 external channels for host connections.

DISASTER RECOVERY AND BUSINESS CONTINUANCE PRODUCTS

         OMNIFORCE is an advanced intelligent software product that runs on the SERIES:73 OMNIRAID SUPERSERVER/ES: and SERIES:74 OMNIRAID SUPERSERVER/ES. It provides an online data protection facility to allow primary production sites to be multi-level mirrored, locally and/or remotely, to ensure "hot recovery" of critical data to keep the business running with minimal interruption of service. OMNIFORCE offers scalable data continuity features, such as the ability to configure multiple concurrent levels of local and remote data protection, based on data prioritization. OMNIFORCE provides fully user-scalable protection at the file level, rather than the array level. Six levels of mirroring are supported: intramirroring, local, cross, remote, replicated, and reflective.

         The Company entered into OEM agreements during 1998 with ATL Products and Intelliguard Software to offer serverless backup. This combination of OMNIRAID STORAGE SERVERS with ATL's tape library and Intelliguard's Celestra backup software will enable the Company's OMNIRAID products to perform realtime backup, without requiring host intervention, at speeds ranging up to one terabyte per hour.

STORAGE MANAGEMENT

         STORAGE ADMINISTRATOR(TM) enhances the monitoring and control of the Company's storage product using an open, standards-based management protocol, SNMP (Simple Network Management Protocol), the industry-standard IP (Internet) communications protocol and a built-in Ethernet LAN (local area network) connection. This "open systems" design allows information from the Storage Administrator to be accessed through any SNMP management station, and alarm conditions can be sent to multiple managers simultaneously, anywhere in the world, over local or remote network connections. Mission-critical applications requiring uninterrupted access to data on the arrays are protected by operational controls within the STORAGE ADMINISTRATOR which enable early detection and automatic alert notification when any user-defined alarm thresholds are reached. This advanced "Call Home" technology can simultaneously report locally, regionally and to the Company's global corporate monitoring center.

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

CUSTOMER SERVICE AND SUPPORT

         The Company offers its customers a full array of customizable support options and programs. Customers have the option to decide how they want their service and support structured, so that the maintenance of the customer's data storage equipment fits into the customer's business model. Storage Computer's technical services organization comprises a group of skilled support personnel, located at Storage Computer's corporate headquarters in Nashua, New Hampshire and in field locations in the United States, Europe, and Asia.

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

YEAR 2000

         Many current computer systems and software products were not designed to handle any dates beyond the year 1999. As a result, computer systems and/or software used by many companies may need to be modified prior to the Year 2000 in order to remain functional. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance.

         In mid-1998, the Company formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). The Plan focuses on three major areas; the Company's internal business transaction systems; the products the Company sells and the business transaction systems of its business partners, including suppliers, customers and bankers. To date, the Company has executed approximately one-half of its Plan and anticipates completing the remaining portions of the Plan by the end of calendar year 1999.

Internal Business Transaction Systems

         The Company has completed a review of its critical business transaction systems, and its Year 2000 compliance related to business transaction systems is as follows:

         All of the Company's systems for processing business transactions prior to and following 12:00 am January 1, 2000 are tested for transaction integrity. This compliance extends to the underlying hardware, operating systems, and other software on which the Company's business system operates. This compliance includes the following transactions and related printed documents: accepting orders from customers, fulfilling customer orders, invoicing customers, crediting customer accounts, applying customer payments, refunding customers, placing orders with vendors, receiving vendor shipments, processing vendor invoices, and paying vendors.

         The Company is in the process of evaluating certain ancillary PC office applications (e.g. word processing, spreadsheets, e-mail, etc.) and specialized PC applications including art, drawing and other creative department applications, hardware design and other engineering department applications, software development systems, bank account management, fixed asset management, and stock option database management. This effort will continue through 1999.

         The Company has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. Based on current information, the Company does not expect future costs to modify its information technology infrastructure to be material to its financial condition or results of operations. However, there can be no assurances that there will not be interruptions or other limitations of financial and operating systems functionally or that the Company will not incur significant costs to avoid such interruptions or limitations.

Products the Company Sells

         The Company has also completed a review of its manufactured product line, however, the Company is still in the process of evaluating third party products and software sold by Storage Computer for Year 2000 compliance. The Company's Year 2000 compliance status related to the products it sells is as follows:

         Storage Computer Corporation has conducted an extensive review of its internal and external requirements and believes that our computer systems and applications will continue to function properly into the Year 2000.

         All StorageSuite storage products are Y2K compliant. The Company has now completed its review and test of all products. Current and past products are Y2K compliant as will be any future product developments. Expenditures related to this portion of the Company's Y2K plan have been expensed as incurred and are immaterial in their impact on the Company's operating results.

         SCC is continuing to work with major vendors and suppliers to ensure that the Company's manufacturing and infrastructure systems will not experience any difficulties as a result of their products and services. However, there can be no guarantee that these parties' systems, on which the Company relies, will be timely converted. Any effects on the Company's results of operations as a result of such parties' failures are not estimable. Management does not believe that any individual vendor's failure to comply will have a material effect on the Company's products, financial condition or continuing operations.

The Company's Business Partners

         The Company's suppliers (particularly sole-source and long lead-time suppliers), key customers and other key business partners (e.g. bankers) may be adversely affected by their respective failure to address the Year 2000 issue. Should any of the Company's suppliers encounter Year 2000 problems that cause them to delay manufacturing or shipments of key components to Storage Computer, the Company may be forced to delay or cancel shipments of its products, which would have a material adverse effect on the Company's results of operations. Any inability of Storage Computer's key customers to become Year 2000 compliant which would cause them to delay or cancel substantial purchase orders or delivery of Storage Computer products would also have a material adverse effect on the Company's results of operations. Additionally, any inability of the Company's other key business partners, including the Company's bank, to become Year 2000 compliant could cause them to become unable to provide critical business services, such as to provide funding on the Company's line of credit, and could therefore also have a material adverse effect on the Company.

         The Company is currently in the process of identifying key customers, vendors and other significant business partners (e.g. bankers) and obtaining Year 2000 compliance statements. The Company anticipates completion of this effort by the end of 1999; however, there can be no assurances that any such efforts will be successful.

         The Company has incurred to date no incremental material costs associated with the Year 2000 issue. Based on current information, the Company does not expect future costs to execute the remainder of its Year 2000 compliance plan to be material to its financial condition or results of operations. However, there can be no assurances that there will not be interruptions or other limitations of financial and operating systems functionally or that the Company will not incur significant costs to avoid such interruptions or limitations.

         Costs incurred relating to Year 2000 issue will be expensed by the Company during the period in which they are incurred. The Company's expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include but are not limited to the success of the Company's customers and suppliers in addressing the Year 2000 issue.

COMPETITION

         The information storage market is extremely competitive. Companies such as Data General Corporation, EMC Corporation, IBM Corporation, Hewlett-Packard, NCR Corporation, Storage Technology, Sun Microsystems, and more than 100 other public and private companies provide disk arrays for a wide variety of computer systems, workstations and PCs. Although SCC is currently unaware of any other vendor offering an asynchronous transfer RAID disk array, there can be no assurance that the Company will be able to compete successfully against existing companies or future entrants to the marketplace. While the Company believes that the price-performance characteristics of its products are currently competitive, increased competition including the introduction of new products by the Company's competitors, could result in price reductions, reduced gross margin and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

         Storage Computer Europe, Gmbh, a wholly-owned subsidiary of the Company located in Kelkheim, Germany, provides sales and product support throughout Central and Eastern Europe. In September 1992, the Company entered into a joint venture agreement as a minority shareholder and formed Storage Computer (Asia) Ltd. for the purpose of selling and servicing the Company's products in Hong Kong and China. Similarly, in December 1995, the Company made a minority equity investment in Open Storage Solutions, S.A., in France, for the purpose of collaborating to sell and service products in France. Storage Computer (UK) Ltd. manufactures products and supports the sales and service of the Company's products in certain countries in Western Europe. In October of 1998 the Company made an additional investment in Open Storage Solutions, S.A., and acquired majority interest. In February of 1998 the Company formed Storage Computer Pty., Ltd. for the purpose of sales and support in Australia.

         The remaining international markets served by the Company are coordinated and supported from the United States through the use of the Company's independent distributor network. The Company's distributors are responsible for penetrating and developing their respective markets, providing support and maintenance services, and maintaining an inventory of spare parts. The distributors are also responsible for establishing relationships with value-added resellers, who sell the Company's products to final end users.

MANUFACTURING

         The Company's manufacturing operations, which are located in Nashua, New Hampshire, U.S.A. and Leatherhead, England, undertake procurement of materials, product assembly, product assurance, quality assurance and final testing. The Company's manufacturing strategy has been to develop close relationships with its suppliers and subcontractors and to exchange critical information, in order to minimize capital investment and overhead expenditures and to control inventories.

         The Company relies upon a limited number of suppliers of several key components utilized in the assembly of the Company's products. The Company purchases disk drives and enclosures from a number of major disk drive suppliers and fabricators. The Company's reliance on its suppliers involves certain risks, including a potential inability to obtain an adequate supply of required components, price increases, timely delivery, and component quality. This risk is particularly significant with respect to suppliers of disk drives because in order to meet product performance requirements, the Company must obtain disk drives with extremely high quality and data storage capacity. In addition, there is currently a significant market demand for disk drives and for semiconductor memory components, which could result in component shortages, selective supply allocations and increased prices of such components. Although to date the Company has been able to purchase its requirements of such components, there is no assurance that the Company will be able to obtain its full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of the Company's products and could have a material adverse effect on the Company's business, operating results and financial condition.

RESEARCH AND DEVELOPMENT

         Since its inception, the Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current products, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company's future growth depends substantially upon the success of the Company's StorageSuite product line and related products as well as new products which may be developed; however, there can be no assurance that the Company's products will attain broad market acceptance. Due to the complexity of the engineering effort required to produce new data storage subsystem products, the development and commercial exploitation of new products are subject to significant technical risks. There can be no assurance that new products will be introduced on a timely basis or at all. If new products are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. In addition, there can be no assurance that customers will not defer orders in anticipation of new product introductions by the Company or its competitors.

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

         The Company's total expenses for research and development for fiscal years 1998, 1997 and 1996 were $4,258,000, $2,852,000 and $2,785,000 respectively. Future research and development efforts will be focused on increasing the individual capabilities and performance of existing products and developing new value added software and hardware products to provide the Company's installed base with greater functionality, as well as to attempt to expand that installed base.

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

         The Company believes that its products, trademarks and service marks do not infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future. If such a claim is made, the Company will evaluate the claim as it relates to its products and, if appropriate, may seek a license to use the protected technology. There can be no assurance that the Company would be able to obtain a license to use any such protected technology or that any such license could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license any such protected technology, the Company could be prohibited from incorporating or marketing such products. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. Should the Company's products be found to infringe protected technology, the Company could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

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

EMPLOYEES

         As of December 31, 1998, the Company had 108 full time employees. Of the total, 88 were based in North America, 10 in the United Kingdom, and 10 in Germany. The Company's ability to develop, manufacture and market its products and to establish and maintain a competitive position in its industry will depend, in large part, upon its ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

         The Company currently leases, from an affiliate, a 35,000 sq. ft. facility which is occupied by its light manufacturing, research and development and office operations in Nashua, New Hampshire. In 1998, the Company paid total rent of $200,400 to lease this facility. The 1999 monthly rental is $18,800 which the Company believes is comparable to rentals of similar properties in the area and indicative of the fair market rental which could be obtained from an unrelated third party in an arm's-length transaction. See "Item 12 - Certain Relationships and Related Transactions." The Company leases all of its domestic and international outside sales offices. All Company properties and premises are adequately protected by insurance coverage. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

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

         The Company believes that the disk drives supplied by Micropolis, together with its inability to support the disk drives supplied, caused the Company material and adverse damages in 1998. These damages include, but are not limited to, lost sales, deferred sales, substantial field and factory expenses, loss of reputation, and inventory writeoffs.

         The Company has filed various proof of claims against Micropolis (USA) Inc. in the United States Bankruptcy Court in the Central District of California and against its parent, Micropolis (S) Limited, in the court in Singapore. The Company cannot estimate what its continuing involvement in, any judicial decision rendered or the resolution of this set of claims will have upon the Company's business, operating results or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange under the symbol "SOS".

         The following table sets forth the range of the high and low closing sales prices for the Common Stock of the Company for the fiscal years ended December 31, 1998 and 1997, as reported by the American Stock Exchange.

         FISCAL 1998                                        High        Low
         -----------                                        ----        ---
         First Quarter..................................   $ 9.62    $ 5.50
         Second Quarter.................................   $ 7.38    $ 3.63
         Third Quarter..................................   $ 4.38    $ 2.44
         Fourth Quarter.................................   $ 5.00    $ 1.00


         FISCAL 1997                                        High        Low
         -----------                                        ----        ---
         First Quarter..................................   $19.63    $11.25
         Second Quarter.................................   $14.38    $10.88
         Third Quarter..................................   $14.00    $10.75
         Fourth Quarter.................................   $12.00    $ 5.00

         On December 31, 1998, there were 650 holders of record of the Company's Common Stock. The Company believes the actual number of beneficial owners of the Common Stock is greater than the stated number of holders of record because a large number of the shares of the Company's Common Stock is held in custodial or nominee accounts for the benefit of persons other than the record holders.

         The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company is also restricted from paying cash dividends under the terms of its bank credit facility.

                             SELECTED FINANCIAL DATA

                                     1998              1997             1996            1995             1994
                                 ------------      -----------      -----------      -----------      -----------

Revenue                          $ 17,051,749      $37,146,103      $31,011,429      $23,130,413      $14,522,887
Product cost                       11,838,657       18,152,978       15,326,909       12,054,265        6,295,256
                                 ------------      -----------      -----------      -----------      -----------
Gross margin                        5,213,092       18,993,125       15,684,520       11,076,148        8,227,631
                                 ------------      -----------      -----------      -----------      -----------
Operating expenses
  Research and development          4,258,249        2,851,739        2,785,280        2,116,542        1,901,091
  Selling and marketing             8,871,805        7,959,521        6,117,947        5,469,238        3,280,186
  General and administrative        2,387,748        1,526,477        1,186,239        1,089,797        1,295,858
  Write down of investment          2,094,134                0                0                0                0
                                 ------------      -----------      -----------      -----------      -----------
  Total                            17,611,936       12,337,737       10,089,466        8,675,577        6,447,135
                                 ------------      -----------      -----------      -----------      -----------
Operating income (loss)           (12,398,844)       6,655,388        5,595,054        2,400,571        1,750,496
                                 ------------      -----------      -----------      -----------      -----------
Other income (expense)               (636,668)        (399,635)         (92,523)          58,986         (520,971)
                                 ------------      -----------      -----------      -----------      -----------
Income (loss) before
  income taxes                    (13,035,512)       6,255,753        5,502,531        2,459,557        1,229,525
                                 ------------      -----------      -----------      -----------      -----------
Provision (benefit) for
  income taxes                     (2,145,020)       2,364,000          440,980          (27,038)       1,046,540
                                 ------------      -----------      -----------      -----------      -----------
Net income (loss)                $(10,890,492)     $ 3,891,753      $ 5,061,551      $ 2,486,595      $   182,985
                                 ============      ===========      ===========      ===========      ===========
Net income (loss) per
  diluted share                  $       (.97)     $       .36      $       .43      $       .21      $       .02
                                 ============      ===========      ===========      ===========      ===========
Total assets                     $ 22,899,902      $30,811,953      $20,935,309      $14,767,614      $10,728,315
                                 ============      ===========      ===========      ===========      ===========
Long term obligations            $    710,000      $   710,000      $   742,672      $   971,594      $ 1,565,100
                                 ============      ===========      ===========      ===========      ===========


QUARTERLY FINANCIAL INFORMATION

         The following selected financial information is derived from the Company's financial statements and should be read in conjunction with those statements.

                                                             1998 Quarter Ended
                                        -------------------------------------------------------------
                                         March 31        June 30        September 30      December 31
                                        ----------     -----------      ------------     ------------

Revenue                                 $7,016,310     $ 3,275,639      $ 3,198,182      $  3,561,618
Gross margin                             3,527,789       1,144,206          429,307           111,790
Income (loss) before taxes                 477,487      (2,686,666)      (3,206,709)       (7,619,624)
Net income (loss)                          310,487      (1,749,666)      (2,080,709)       (7,370,604)
Net income (loss) per diluted share     $      .03     $      (.16)     $      (.18)     $       (.66)

                                                             1997 Quarter Ended
                                        -------------------------------------------------------------
                                         March 31        June 30        September 30      December 31
                                        ----------     -----------      ------------     ------------

Revenue                                 $8,454,913     $ 9,660,453      $ 7,647,253      $ 11,383,484
Gross margin                             4,307,757       4,915,497        3,854,838         5,915,033
Income before taxes                      1,138,143       1,878,959          400,872         2,837,779
Net income                                 928,143       1,095,359          114,472         1,753,779
Net income per diluted share            $      .08     $       .09      $       .01      $        .15


         Based on year-end analysis and information available at that time, the Company recorded certain adjustments that affected the fourth quarter of 1998. Inventory was written down in the amount of approximately $1,500,000 to reflect anticipated obsolescence of items due to shifts in product configuration. An investment in a limited liability company was written down by approximately $2,100,000 due to the potential for a long delay in recovering the Company's investment in that company and the risks associated with delay. Accounts receivable in the amount of approximately $580,000 were written off because the Company determined those accounts to be uncollectible.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash flow

         The cash flow for operating activities is impacted by the timing of product shipments and inventory purchases to support new product development and revenue fluctuations.

Accounts Receivable

         The reduction in accounts receivable from December 31, 1997 to December 31, 1998 of approximately $8,723,000 is due to the reduced level of revenue during the 1998 year and additional allowances made for doubtful accounts.

Inventory

         Inventory increased approximately $384,000 from December 31, 1997 to December 31, 1998. During fourth quarter 1998 the Company instituted programs to reduce the level of component parts in inventory. The investment in inventory is impacted by several factors, including, but not limited to, new product and product enhancement introduction; the higher cost of parts associated with larger storage units; the timing of purchased component parts such as disk drives; inventory increases due to evaluation units; the timing of inventory reductions due to intercompany transfers; and increased inventory locations throughout the United States and Europe.

Borrowing Arrangements

         In April 1999, the Company negotiated an amended loan agreement with its bank for the working capital needs of the Company. The initial negotiated line of $10,300,000 has been reduced to a new line of $8,700,000 through the application of tax refunds received by the Company in 1999 and will be further reduced by certain other proceeds received by the Company including additional tax refunds and equity investments. The amended loan agreement requires, among other things, maintenance of a defined minimum working capital ratio. Borrowings against the credit facility bear interest at the bank's prime rate plus one percent. Under the agreement, the Company has also agreed to undertake certain actions to reduce the line of credit with the bank during 1999. The credit line expires on January 4, 2000.

         The Company's working capital at December 31, 1998 was approximately $3,399,000. In Management's opinion, the Company's current working capital position, together with the available credit facility and other financing arrangements, will be sufficient to accommodate working capital requirements through 1999.

RESULTS OF OPERATIONS

         The following table presents the Company's consolidated statement of operations stated as a percentage of revenue for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                                                    1998       1997       1996       1995       1994
                                                   ------     ------     ------     ------     ------

Revenue ........................................   100.00%    100.00%    100.00%    100.00%    100.00%
Product cost ...................................    69.43      48.87      49.42      52.11      43.35
                                                   ------     ------     ------     ------     ------
Gross margin ...................................    30.57      51.13      50.58      47.89      56.65
                                                   ------     ------     ------     ------     ------
Operating expenses
     Research and development ..................    24.97       7.68       8.98       9.15      13.09
     Selling and marketing .....................    52.03      21.43      19.73      23.65      22.59
     General and administrative ................    14.00       4.11       3.83       4.71       8.92
     Write down of investment ..................    12.28          0          0          0       0.00
                                                   ------     ------     ------     ------     ------
     Total .....................................   103.28      33.22      32.54      37.51      44.60
                                                   ------     ------     ------     ------     ------
Operating income (loss) ........................   (72.71)     17.91      18.04      10.38      12.05
                                                   ------     ------     ------     ------     ------
Other income (loss) (expense) ..................    (3.73)     (1.08)      (.30)      0.26      (3.59)
                                                   ------     ------     ------     ------     ------
Income (loss) before income taxes ..............   (76.44)     16.83      17.74      10.64       8.46
                                                   ------     ------     ------     ------     ------
Provision for income taxes
     Current tax ...............................   (12.58)      5.44       6.00       3.76       7.21
     Deferred tax (benefit) ....................        0        .93      (4.58)     (3.88)      0.00
                                                   ------     ------     ------     ------     ------
     Total .....................................   (12.58)      6.37       1.42      (0.12)      7.21
                                                   ------     ------     ------     ------     ------
Net income (loss) ..............................   (63.86)%    10.46%     16.32%     10.76%      1.25%
                                                   ------     ------     ------     ------     ------


REVENUE

         Revenue for the year ended December 31, 1998 was $17,051,000 reflecting an approximate decrease in combined product sales of $20,095,000 or 54%, compared with the year ended December 31, 1997. Revenue for the year ended December 31, 1997 was $37,146,000, reflecting an increase in combined product sales of approximately $6,135,000 or 20% compared with the year ended December 31, 1996.

         In East Asia, which historically has contributed approximately 25% to total revenue, the Company experienced a decline in revenue to approximately 22% due to that geographical area's economic problems. North American and European revenues were soft due to deferral or loss of customer orders due to delays in the introduction of enhanced hardware and software features.

         During the fourth quarter of 1998 the Company undertook the following actions to facilitate the cohesive focus towards revenue growth: appointed a Senior Vice President of Sales and Marketing and commenced a restructuring, including the expansion of North America territories from three designated regions to five regions, and consolidation of the European sales, marketing and service organizations; implemented strategic marketing programs and product repositioning and pricing directives with respect to the Company's existing products offerings.

         Revenue by geographic region expressed as a percentage is as follows:

                                    Year Ended            Year Ended          Year Ended
                                December 31, 1998     December 31, 1997    December 31, 1996
                                -----------------     -----------------    -----------------

North America..................        54%                  50%                  47%
Far East.......................        22%                  23%                  28%
European Sales.................        22%                  26%                  23%
Other Regions..................         2%                   1%                   2%


         The increase in the percentage of North American revenue results from increased maintenance sales, the expansion of the United States direct sales force and a decrease in revenue in the Far East.

         All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales which occur through the Company's subsidiaries located in England and Germany are conducted in the local functional currency.

PRODUCT COST

         Product cost for the years ended December 31, 1998, 1997 and 1996 was $11,839,000, $18,153,000 and $15,327,000, or 69%, 49%, and 49% of revenue, respectively.

         For 1997 and 1996 the product cost percentage remained constant at 49%. The increase in product cost in 1998 is attributable to shifts in product configuration, a lower dollar product margin contribution to cover non-variable expenses associated with product production and support, based on the decline in revenue, and increased provisions for inventory obsolescence.

RESEARCH AND DEVELOPMENT

         Research and development expenses for the years ended December 31, 1998, 1997 and 1996 were $4,258,000, $2,852,000 and $2,785,000, or 25%, 8% and
9% of revenue, respectively.

         In 1998 the Company increased its expenditures for research and development in order to maintain the technology advantage for its software, and to develop new hardware packaging . These increased expenditures resulted from the Company's emphasis on completion of new hardware and from continued prototype and piece-part costs and payments to contractors for out-sourced design and development costs associated with the project.

SALES AND MARKETING

         Sales and marketing expenses for the years ended December 31, 1998, 1997 and 1996 were $8,872,000, $7,960,000, and $6,118,000 or 52%, 21% and 20% of
revenue, respectively.

         The increase in absolute dollar expenditures from 1998 to 1997 was due to increased headcount and resulting support expense associated with the company's expansion of the direct sales force and implementation of strategic marketing programs introduced in the fourth quarter of 1998, and increased allowance for doubtful accounts.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the years ended December 31, 1998, 1997 and 1996 were approximately $2,388,000 $1,526,000 and $1,186,000, or
14.0%, 4.1% and 3.8% of revenue, respectively. The absolute dollar increases in each year result primarily from employee-related costs and administrative cost associated with foreign affiliates.

WRITE DOWN OF INVESTMENT

         In August 1998, the Company and another organization formed a limited liability company named HVVR, LLC ("HVVR"). The purpose of HVVR was to hold ownership of a new product technology developed by a former customer of the Company (the "Developer"). The owners of HVVR contributed approximately $6 million in cash and other property (of which approximately $2.3 million was contributed by the Company), which was transferred to the Developer in exchange for the product technology. The Company's investment in HVVR was the end result of a series of transactions as follows: During the third quarter of 1997 the Company entered into negotiations to secure certain trade receivables due from the Developer. In March of 1998 the parties agreed to convert the accounts receivable to registered convertible preferred stock. When the Developer failed to file a timely registration statement for the preferred stock, the Company entered into new negotiations with the Developer resulting in the transactions described above.

         HVVR granted an exclusive license to the Developer to manufacture the new product that provides for royalty payments to HVVR. Should the Developer be sold or merged with another company, the agreement provides for conversion of the license to a non-exclusive basis, unless HVVR receives a minimum guaranteed payment.

         The License Agreement may be terminated by HVVR on thirty (30) days notice upon default by the Developer of its obligations under the license, including, among others, the obligation to market the new product technology, and provides for automatic termination if the Developer voluntarily files for bankruptcy protection.

         The Developer is experiencing severe financial difficulties which raises substantial uncertainty as to its ability to complete the product, bring it into volume production, and market the products in large quantity to generate royalty payments to HVVR sufficient to support the initial value of the investment.

         Neither HVVR nor the Company has available the resources to pursue the research, production, and marketing of the product at this time. In view of the potential for a long delay in recovering the Company's investment in HVVR through royalty payments and the associated risks of that delay, the Company decided to write its investment down to $100,000.

OTHER INCOME(EXPENSE)

         The major component of other income(expense) is interest expense, which aggregated $648,000, $466,000 and $209,000 in the years 1998, 1997 and 1996, respectively. The increase in interest expense from 1996 to 1998 is the result of increased short-term borrowing under the Company's line of credit to $9,313,000.

FEDERAL AND STATE INCOME TAXES

         The effective tax rate (benefit) for 1998, 1997 and 1996 was (16.5%), 37.8% and 8.%, respectively. Changes in effective tax rates have been significantly affected by the establishment and reserve of the deferred tax assets related to net operating loss carryforwards. At December 31, 1998 the Company's financial statements reflect net deferred tax assets of $2,194,000 which the Company expects to recover through future operations.

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

THE EURO CONVERSION

         During the year, the Company investigated the impact of the euro conversion on its subsidiaries in the United Kingdom and in Germany. Because Germany is a participating country, the Company has purchased accounting software in order to accommodate the dual currency requirements for the transition period. The purchase of that software has been accounted for in accordance with the Company's accounting policy for asset capitalization. The Company does not expect the euro conversion to have a material impact on its business or its financial condition.

INFLATION

         The Company does not believe that inflation has had a material impact on its operations.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1996 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward- looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products; the rate of growth in the industries of the Company's products; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving customer needs; risks associated with sales in foreign countries; and the Company's ability to successfully expand its operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements (Page 24).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective April 1, 1998, the Boston office of Richard A. Eisner & Company, LLP ("RAE") was merged into the Boston office of BDO Seidman, LLP ("BDO"). This merger resulted in RAE no longer having an office in the Boston area. The Company concluded that it would be appropriate to select BDO as the new accounting firm. By unanimous consent of the Board of Directors of the Company on May 18, 1998, it was voted to retain BDO to serve as the Company's independent auditors. During the Company's two most recent fiscal years prior to May 18, 1998 (1997 and 1996) and any subsequent interim period to May 18, 1998, there have been no disagreements between the Company and Richard A. Eisner & Company, LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Richard A. Eisner & Company, LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the audited financial statements.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

         The information required by this item may be found under the sections captioned "Election of the Directors;"and "Executive Officers," in the Company's Proxy Statement (the "1999 Proxy Statement") for the Company's Annual Meeting of Stockholders to be held on May 17, 1999, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item may be found under the section captioned "Executive Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item may be found under the section captioned "Principal and Management Stockholders" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are included as part of the report:

     (1)  Financial Statements

          The following financial statements of the Company and the reports of the independent auditors are filed as part of this report:

          Index to Financial Statements
          Reports of Independent Auditors
          Statement of Consolidated Financial Position
          Statement of Consolidated Operations
          Statement of Consolidated Stockholders' Equity
          Statement of Consolidated Cash Flows
          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedules

          None

     (3)  Exhibits

          Certain of the exhibits listed hereunder have been previously filed with the Commission as exhibits to certain prior registration statements and periodic reports as indicated in the footnotes below. The location of each document so incorporated is indicated by footnote.

* 3.1    Restated Articles of Organization (Incorporated by reference as Exhibit
         3.1 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2, 1994).

* 3.2 Amended and Restated By-Laws (Incorporated by reference as Exhibit 3.2 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2, 1994).

* 4.1    Specimen Common Stock Certificate (Incorporated by reference as Exhibit
         4.1 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2, 1994).

*10.1 Restated and Amended Stock Incentive Plan. (Incorporated by reference as Exhibit 4.1 to the Company's Form S-8, Registration No. 333-31297, as filed on July 14, 1998).

*10.2 Form of Restated and Amended Stock Incentive Plan, Stock Award (Incorporated by reference as Exhibit 4.2 to the Company's Form S-8, Registration No. 333-31297, as filed on July 14, 1998)

*10.3 Promissory Note in the principal amount of $710,000 dated December 6, 1997 made payable to Theodore J. Goodlander.

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

*10.5b Amended and Restated 1992 Stock Incentive Plan (Incorporated by reference as Exhibit 10.5 to Amendment No. 4 to the Company's Form S-3, Registration No. 333-04145, as filed on September 13, 1997).

*10.6 Amendment dated August 20, 1997, to the Revolving Credit Agreement dated August 6, 1996 between the Company and State Street Bank and Trust Company.

*10.7 $10,000,000 Line of Credit Note from Registrant to State Street Bank and Trust Company dated August 20, 1997.

*10.8 Loan Agreement dated August 6, 1996 between the Company and State Street Bank and Trust Company (Incorporated by reference to Exhibit
         10.2 to Amendment No. 4 to the Company's Form S-3, Registration No. 333-04145, as filed on September 13, 1997.

*21      Subsidiaries of the Company.

 23.1    Consent of BDO Seidman, LLP.

 23.2    Consent of Richard A. Eisner & Company, LLP.

 27      Financial Data Schedule.

*99 "Safe Harbor" Statement under Private Securities Litigation Reform Act of 1996.

----------
* previously filed


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Nashua, New
Hampshire, on the    day of March, 1999.


                                    STORAGE COMPUTER CORPORATION

                                    BY:
                                        ---------------------------------------
                                        Theodore J. Goodlander
                                        Chairman of the Board of Directors, CEO
                                        (Principal Executive Officer)


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.


     Signature                       Capacity                         Date
     ---------                       --------                         ----


                         Chairman of the Board of Directors,      April 15, 1999
-----------------------  CEO (Principal Executive Officer)
Theodore J. Goodlander


/s/ Shigeho Inaoka       Director                                 April 15, 1999
-----------------------
Shigeho Inaoka


/s/ Steven S. Chen       Director                                 April 15, 1999
-----------------------
Steven S. Chen

                          STORAGE COMPUTER CORPORATION

                                  - I N D E X -



                                                                           Page
                                                                          Number
                                                                          ------

Reports of Independent Auditors..........................................   25

Consolidated Financial Position at December 31, 1998
and December 31, 1997....................................................   27

Statement of Consolidated Operations for the Years Ended
December 31, 1998, December 31, 1997 and December 31, 1996...............   28

Statement of Consolidated Stockholders' Equity for the Years
Ended December 31, 1998, December 31, 1997 and December 31, 1996 ........   29

Statement of Consolidated Cash Flows for the Years Ended
December 31, 1998, December 31, 1997 and December 31, 1996...............   30

Notes to Consolidated Financial Statements ..............................   31

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Storage Computer Corporation
Nashua, New Hampshire 03062

         We have audited the accompanying consolidated financial position of Storage Computer Corporation as at December 31, 1998, and the related statements of consolidated operations, stockholders' equity, and cash flows for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Storage Computer Corporation at December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.



BDO Seidman,  LLP
Boston, Massachusetts
March 19,1999,
except for Note E, which is as of April 12, 1999

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Storage Computer Corporation
Nashua, New Hampshire  03062


         We have audited the accompanying consolidated financial position of Storage Computer Corporation as at December 31, 1997, and the related statements of consolidated operations, stockholders' equity, and cash flows for each of the years ended December 31, 1997, and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Storage Computer Corporation at December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.





Richard A. Eisner & Company, LLP
New York, New York
February 25, 1998

                          STORAGE COMPUTER CORPORATION

                         CONSOLIDATED FINANCIAL POSITION

                                                                             December 31,
                                                                      --------------------------
                                                                         1998           1997
                                                                      -----------    -----------
                                 ASSETS
Current assets:
     Cash and cash equivalents ....................................   $   925,259    $ 1,113,379
     Accounts receivable (net of allowance for
       doubtful accounts) (Note L) ................................     5,187,351     13,910,001
     Income tax refund receivable .................................     2,160,211
     Inventories (Note B) .........................................     8,263,040      7,879,485
     Other current assets .........................................       707,300        554,804
     Deferred tax asset (Note I) ..................................                      350,000
                                                                      -----------    -----------
          Total current assets ....................................    17,243,161     23,807,669
                                                                      -----------    -----------
Property and equipment (Note C) ...................................     2,742,252      2,520,774
Deferred tax asset (Note I) .......................................     2,194,000      1,844,000
Other assets (Note D) .............................................       720,489      2,639,510
                                                                      -----------    -----------
          Total ...................................................   $22,899,902    $30,811,953
                                                                      ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable (Note E) .......................................   $ 9,336,377    $ 6,442,701
     Accounts payable .............................................     2,298,655      1,980,721
     Accrued expenses .............................................     2,209,232      2,149,871
     Accrued Income Taxes .........................................                      628,510
                                                                      -----------    -----------
          Total current liabilities ...............................    13,844,264     11,201,803
                                                                      -----------    -----------
Long-term debt (Note E) ...........................................       710,000        710,000
                                                                      -----------    -----------
Commitments and contingencies (Notes F, G and J)
Stockholders' equity (Note H):
     Preferred stock, par value $.001; authorized
       1,000,000 shares; none issued and outstanding
     Common stock par value $.001; authorized 25,000,000
       shares; issued and outstanding 11,347,823
       shares (1998) and 11,149,016 shares (1997) .................        11,348         11,149
     Additional paid-in capital ...................................    13,721,021     13,385,240
     Retained earnings (accumulated deficit) ......................    (5,386,731)     5,503,761
                                                                      -----------    -----------
          Total stockholders' equity ..............................     8,345,638     18,900,150
                                                                      -----------    -----------
          Total ...................................................   $22,899,902    $30,811,953
                                                                      ===========    ===========



    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION

                      STATEMENT OF CONSOLIDATED OPERATIONS


                                                               Year Ended December 31,
                                                    ----------------------------------------------
                                                        1998              1997            1996
                                                    ------------      -----------      -----------

Revenue .........................................   $ 17,051,749      $37,146,103      $31,011,429
Product cost ....................................     11,838,657       18,152,978       15,326,909
                                                    ------------      -----------      -----------
     Gross margin ...............................      5,213,092       18,993,125       15,684,520
                                                    ------------      -----------      -----------
Operating expenses:
     Research and development ...................      4,258,249        2,851,739        2,785,280
     Selling and marketing ......................      8,871,805        7,959,521        6,117,947
     General and administrative .................      2,387,748        1,526,477        1,186,239
     Write down of investment ...................      2,094,134
                                                    ------------      -----------      -----------
     Total Operating Expenses ...................     17,611,936       12,337,737       10,089,466
                                                    ------------      -----------      -----------
Operating income (loss) .........................    (12,398,844)       6,655,388        5,595,054
                                                    ------------      -----------      -----------
Other income (expense):
     Interest expense, net (Note E) .............       (647,557)        (438,649)        (177,822)
     Other income ...............................         10,889           39,014           85,299
                                                    ------------      -----------      -----------
     Total ......................................       (636,668)        (399,635)         (92,523)
                                                    ------------      -----------      -----------
Income (loss) before income taxes (benefit) .....    (13,035,512)       6,255,753        5,502,531
                                                    ------------      -----------      -----------
Provision for income taxes (benefit) (Note I):
     Current tax (benefit) ......................     (2,145,020)       2,020,000        1,861,533
     Deferred tax (benefit) .....................                         344,000       (1,420,553)
                                                    ------------      -----------      -----------
     Total ......................................     (2,145,020)       2,364,000          440,980
                                                    ------------      -----------      -----------
Net income (loss) ...............................   $(10,890,492)     $ 3,891,753      $ 5,061,551
                                                    ============      ===========      ===========
Net income (loss) per basic share ...............   $      (0.97)     $      0.36      $      0.47
                                                    ============      ===========      ===========
Net income (loss) per diluted share . ...........   $      (0.97)     $      0.33      $      0.43
                                                    ============      ===========      ===========
Basic shares ....................................     11,254,557       10,825,043       10,672,764
                                                    ============      ===========      ===========
Diluted shares ..................................     11,254,557       11,960,546       11,891,373
                                                    ============      ===========      ===========


    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION

                 STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                     COMMON STOCK
                                                 ----------------------      ADDITIONAL        RETAINED
                                                                   PAR         PAID-IN         EARNINGS
                                                   SHARES         VALUE        CAPITAL         (DEFICIT)
                                                 ----------      -------     -----------      -----------

Balance - December 31, 1995 ...................  10,636,341       10,636      12,223,860      (3,449,543)
Exercise of stock options .....................      65,000           65          66,385
Net income ....................................                                                5,061,551
                                                 ----------      -------     -----------     -----------
Balance - December 31, 1996 ...................  10,701,341       10,701      12,290,245       1,612,008
Exercise of stock options .....................     447,675          448         655,163
Tax benefit from stock options  (Note K) ......                                  439,832
Net income ....................................                                                3,891,753
                                                 ----------      -------     -----------     -----------
Balance - December 31, 1997 ...................  11,149,016       11,149      13,385,240       5,503,761
Exercise of stock options .....................     174,800          175         141,980
Stock issued to 401(k) plan (Note K) ..........      24,007           24          73,801
Tax benefit from stock options (Note K) .......                                  120,000
Net loss ......................................                                              (10,890,492)
                                                 ----------      -------     -----------     -----------

Balance - December 31, 1998 ...................  11,347,823      $11,348     $13,721,021     $(5,386,731)
                                                 ==========      =======     ===========     ===========



    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                    (NOTE K)



                                                                             YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                       1998             1997             1996
                                                                   ------------     -----------      -----------
Cash flows from operating activities:
     Net income (loss) .........................................   $(10,890,492)    $ 3,891,753      $ 5,061,551
     Reconciliation to operating cash flows:
     Depreciation and amortization .............................        620,552         382,836          310,505
     Stock issued to 401(k) plan ...............................         73,825
     Write down of investment ..................................      2,094,134
     Deferred tax provision  (benefit) .........................                        344,000       (1,420,553)
     Foreign currency translation loss (gain) ..................                         29,423          (29,407)
     Changes in operating assets and  liabilities:
     Accounts receivable .......................................      8,722,650      (4,885,160)      (1,818,864)
     Income tax refund receivable ..............................     (2,160,211)
     Inventories ...............................................       (383,556)     (1,605,241)      (1,694,178)
     Other current assets ......................................       (152,496)       (451,008)           2,955
     Accounts payable and accrued expenses .....................       (138,570)       (536,998)       1,102,092
                                                                   ------------     -----------      -----------
        Net cash provided (used) in operating activities .......     (2,214,164)     (2,830,395)       1,514,101
                                                                   ------------     -----------      -----------
Cash flows from investing activities:
     Capital expenditures ......................................       (842,030)     (1,823,608)        (483,058)
     Other assets ..............................................       (175,113)     (2,583,960)
                                                                   ------------     -----------      -----------
        Net cash  used in investing activities .................    (1,017,143)     (4,407,568)        (483,058)
                                                                   ------------     -----------      -----------
Cash flows from financing activities:
     Net proceeds from credit line .............................      2,870,706       5,866,280          176,448
     Reduction of other long-term liabilities ..................         22,970                         (298,352)
     Net proceeds from issuance of common stock ................        142,155         655,611           66,450
                                                                   ------------     -----------      -----------
        Net  cash provided (used) in financing activities ......      3,035,831       6,521,891          (55,454)
                                                                   ------------     -----------      -----------
Effect of exchange rate changes on cash ........................          7,356         (23,311)           6,072
                                                                   ------------     -----------      -----------
Net increase (decrease) in cash and cash equivalents ...........       (188,120)       (739,383)         981,661
Cash and cash equivalents - beginning of year ..................      1,113,379       1,852,762          871,101
                                                                   ------------     -----------      -----------
Cash and cash equivalents - end of year ........................   $    925,259     $ 1,113,379      $ 1,852,762
                                                                   ============     ===========      ===========





    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries, Storage Computer Europe Gmbh, Vermont Research Products, Inc., Storage Computer UK Ltd., and Open Storage Solutions, S.A. The percentage ownership of Open Storage Solutions increased from 20% to 51% in 1998. All significant intercompany accounts and transactions have been eliminated. The Company also has 20% ownership of Storage Computer (Asia) Ltd. and a 45% ownership of HVVR, LLC., which are accounted for by the equity method.

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

Fair Value of Financial Instruments

         The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. The fair value of long-term receivables and investments are based on management's estimates. Long-term debt is based on comparison to the Company's line of credit.

Revenue Recognition

         The Company recognizes revenue from hardware and software sales at the time of shipment. Service revenue is recognized over the contracted period or as the services are provided.

Research and Development

         Research and development costs are expensed as incurred.

Foreign Currency Translations

         The functional currency for the Company's foreign operation is the U.S. dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments and gains or losses resulting from foreign currency transactions are included in the Company's statement of operations.

Income Taxes

         The Company follows Statement of Financial Accounting Standards No. 109 (SFAS 109) "Accounting for Income

Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings (Loss) per Share

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" which replaced the calculation of primary and fully diluted earnings or loss per share with basic and diluted earning per share. Basic earnings per share is determined utilizing only the weighted average of outstanding common shares. The effect of potentially dilutive options, warrants and convertible securities is included in the calculation of diluted earnings per share. There is no difference in the numerator between the basic and diluted calculation and the only difference in the denominator is the effect of dilutive stock options, warrants and convertible securities.

Stock-Based Compensation

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, ("SFAS 123"), "Accounting for Stock Based Compensation" which requires disclosure of pro forma effects as if SFAS 123 had been adopted. The Company has adopted the disclosure only requirements of SFAS 123 and accounts for its employee stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Recent Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts at their fair values as either assets or liabilities on the balance sheet. If certain conditions are met a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

         Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard to affect its financial statements.

NOTE B - INVENTORIES

         At December 31, 1998 and 1997 inventories consisted of raw materials of $2,306,290 and $1,710,997; work in process of $2,065,647 and $2,631,078, and finished goods of $3,891,104 and $3,537,410, respectively.

NOTE C - PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:


                                                          DECEMBER 31,
                                                   ------------------------
                                                      1998          1997
                                                   ----------    ----------

     Machinery and equipment.....................  $2,165,279    $1,772,452
     Office furniture and fixtures...............     463,298       324,160
     Research and development equipment..........   2,091,344     1,706,103
     Other property..............................     150,241       225,417
                                                   ----------    ----------
          Total..................................   4,870,162     4,028,132
     Less accumulated depreciation...............   2,127,910     1,507,358
                                                   ----------    ----------
          Net  property and equipment............  $2,742,252    $2,520,774
                                                   ==========    ==========

NOTE D - OTHER ASSETS

         In August 1998, the Company and another organization formed a limited liability company named HVVR, LLC ("HVVR"). The purpose of HVVR was to hold ownership of a new product technology developed by a former customer of the Company (the "Developer"). The owners of HVVR contributed approximately $6 million in cash and other property (of which approximately $2.3 million was contributed by the Company), which was transferred to the Developer in exchange for the product technology. The Company's investment in HVVR was the end result of a series of transactions as follows: During the third quarter of 1997 the Company entered into negotiations to secure certain trade receivables due from the Developer. In March of 1998 the parties agreed to convert the accounts receivable to registered convertible preferred stock. When the Developer failed to file a timely registration statement for the preferred stock, the Company entered into new negotiations with the Developer resulting in the transactions described above.

         HVVR granted an exclusive license to the Developer to manufacture the new product that provides for royalty payments to HVVR. Should the Developer be sold or merged with another company, the agreement provides for conversion of the license to a non-exclusive basis, unless HVVR receives a minimum guaranteed payment.

         The License Agreement may be terminated by HVVR on thirty (30) days notice upon default by the Developer of its obligations under the license, including, among others, the obligation to market the new product technology, and provides for automatic termination if the Developer voluntarily files for bankruptcy protection.

         The Developer is experiencing severe financial difficulties which raises substantial uncertainty as to its ability to complete the product, bring it into volume production, and market the products in large quantity to generate royalty payments to HVVR sufficient to support the initial value of the investment.

         Neither HVVR nor the Company has available the resources to pursue the research, production, and marketing of the product at this time. In view of the potential for a long delay in recovering the Company's investment in HVVR through royalty payments and the associated risks of that delay, the Company decided to write its investment down to $100,000.

         Other assets also includes long-term receivables from an affiliate and a customer for a five-year software license.

NOTE E - BORROWING ARRANGEMENTS

         At December 31, 1998 the Company had a demand bank line of credit with maximum borrowings of $10,500,000 secured by all assets of the Company. The loan agreement provided for interest at the bank's prime rate plus .25%. The agreement contained certain covenants including, but not limited to, restrictions related to net worth and certain financial ratios. At December 31, 1998 the remaining balance available under the credit facility was approximately $1,187,000.

         In April 1999 the Company reached agreement with the bank on new terms extending the Company's line of credit until January 4, 2000. The initial line of $10,300,000 has been reduced to a new line of $8,700,000 through the application of tax refunds received by the Company in 1999 and will be further reduced by certain other proceeds received by the Company including additional tax refunds and equity investments. Under the agreement, the Company has also agreed to undertake certain actions to reduce the line of credit with the bank during 1999. The line of credit expires on January 4, 2000. Management believes the amounts available under the line and other financing arrangements will meet its operating cash needs through 1999.

         Long-term debt in the amount of $710,000 at December 31, 1998 and 1997 is payable to an officer and stockholder of the Company. The debt is unsecured, bears interest at prime plus 1%, and is subordinated to the demand line of credit. Interest expense related to the obligation amounted to $67,450, $66,100 and $84,000 for 1998, 1997 and 1996, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

         The Company leases plant and office facilities from an affiliated entity as a tenant-at-will, under a triple-net operating lease agreement. Rent expense under this lease for 1998, 1997 and 1996 amounted to $200,400, $195,600 and $187,200, respectively.

         The president of one of the Company's major customers is a member of the board of directors of the Company (see Note M).

NOTE G - COMMITMENTS

         The Company leases certain property and equipment under noncancellable leases which expire at various dates through 2002. Future minimum lease payments are $443,000, $68,000, $19,000, and $15,000 for the years 1998 through 2002, respectively.

         Amounts charged to operations for operating leases were $275,000, $286,000 and $203,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE H - STOCK OPTION PLAN

         The Company's 1994 Stock Incentive Plan, as amended, provides for the granting of options to purchase up to 2,500,000 shares of common stock. Option activity during 1998, 1997 and 1996 is summarized as follows:

                                                                       WEIGHTED -
                                                                       AVERAGE
                                                      NUMBER OF      OPTION PRICE
                                                       SHARES          PER SHARE
                                                     ----------      ------------

         Balance - December 31, 1995 ..............   1,507,400         $ 1.35
         Granted ..................................     382,000          10.01
         Exercised ................................     (65,000)          1.02
         Canceled .................................    (160,900)          3.32
                                                     ----------         ------
         Balance - December 31, 1996 ..............   1,663,500           3.41
         Granted ..................................     814,500           6.36
         Exercised ................................    (447,675)          1.46
         Canceled .................................    (201,425)         10.50
                                                     ----------         ------
         Balance - December 31, 1997 ..............   1,828,900           6.47
         Granted ..................................   1,038,150           2.23
         Exercised ................................    (174,800)           .79
         Canceled .................................  (1,219,850)          4.51
                                                     ----------         ------
         Balance - December 31, 1998 ..............   1,472,400         $ 1.64
                                                     ==========         ======

         Options granted generally vest over a period not to exceed four years Options for 569,950 shares are exercisable at December 31, 1998 at exercise prices ranging from $.10 to $11.38 and a weighted-average price of approximately $.83 per share, with a weighted-average remaining contractual life of approximately two years. At December 31, 1998, options to purchase 220,125 shares were available for grant under the plan.

         During the third quarter of 1998 the Board of Directors approved a voluntary common stock option repricing program. On August 25, 1998 the Company extended an offer to option holders to reprice their options. All employees, officers and directors were given the option to reprice to $2.50, the fair market value on August 24, 1998.

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1998, 1997 or 1996. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, pro forma net income (loss) would have been ($11,003,981) in 1998, $3,539,297 in 1997 and $4,874,280 in 1996. Proforma net
income (loss) per diluted share would have been ($.98) in 1998, $.30 in 1997, and $.41 in 1996.

         The fair value of the Company's stock options used to compute pro forma net income and net income per diluted share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 through 1998: dividend yield of 0%; expected volatility of 80%; a risk free interest rate ranging from 4.22% to 6.33%, and an expected holding period of six years.

    All options outstanding at December 31, 1998 are categorized by the ranges shown in the table below:

                                                WEIGHTED
                                                AVERAGE
                           WEIGHTED            REMAINING
                       AVERAGE EXERCISE       CONTRACTUAL         NUMBER OF
    RANGE                  PRICE                 LIFE              SHARES
 -----------           ----------------       -----------         ---------

  $      .10               $ .10                 1.0               420,400
  1.25- 2.56                2.16                 3.0               998,900
  3.50-11.38                4.35                 1.1                53,100
                                                                 ---------
                                                                 1,472,400
                                                                 =========

         All options exercisable at December 31, 1998 are categorized by the ranges shown in the table below:

                                                WEIGHTED
                                                AVERAGE
                           WEIGHTED            REMAINING
                       AVERAGE EXERCISE       CONTRACTUAL         NUMBER OF
    RANGE                  PRICE                 LIFE              SHARES
 -----------           ----------------       -----------         ---------

 $       .10                $.10                  1.0              420,400
  1.25- 2.56                2.19                  3.0              323,234
  3.50-11.38                4.26                  1.1               50,770
                                                                  --------
                                                                   794,404
                                                                  ========


NOTE I-  INCOME TAXES

         At December 31, 1998 and December 31, 1997, the Company has net deferred tax assets as follows:

                                                         DECEMBER 31,
                                                  -------------------------
                                                     1998            1997
                                                  -----------    ----------

         Accounts receivable reserve ...........  $    66,000    $        0
         Inventory costs .......................      186,000        22,000
         Reserve on other assets ...............      102,000             0
         Write down of investment ..............      712,000             0
         Deferred revenue ......................      257,000       269,000
         Accrued expenses ......................        2,000        10,000
         General business tax credits ..........      508,000       360,000
         Domestic operating loss carryover .....    2,098,000     1,861,000
         Foreign operating loss carryover ......    1,238,000       572,000
                                                  -----------    ----------
              Total deferred tax assets ........    5,169,000     3,094,000
         Valuation allowance ...................   (2,975,000)     (900,000)
                                                  -----------    ----------
         Net deferred tax assets ...............    2,194,000     2,194,000
         Less current tax asset ................            0       350,000
                                                  -----------    ----------
         Noncurrent tax asset ..................  $ 2,194,000    $1,844,000
                                                  ===========    ==========


         The domestic operating loss carryovers, amounting to approximately $5,777,000 expire at various dates through 2018 and the foreign operating loss carryovers amounting to approximately $4,554,000 can be carried forward indefinitely. The Company is subject to Internal Revenue Code provisions which limit the domestic net operating loss carryovers available annually. The general business tax credits expire at various dates through 2018.

         The United States, foreign, and state components of the tax provision (benefit) are as follows:

                                                                 DECEMBER 31,
                                                   ----------------------------------------
                                                      1998           1997          1996
                                                   -----------    ----------    -----------

Current:
     Federal, net of business tax credits of
       $197,000 and $50,000 in 1997 and 1996,
       respectively ............................   $(2,150,020)   $1,580,000    $ 1,513,533
     State .....................................         5,000       440,000        348,000
                                                   -----------    ----------    -----------
                                                   $(2,145,020)    2,020,000      1,861,533
                                                   -----------    ----------    -----------
Deferred:
     Federal ...................................             0       180,000     (1,222,553)
     Foreign ...................................             0       164,000       (198,000)
                                                   -----------    ----------    -----------
                                                             0       344,000     (1,420,553)
                                                   -----------    ----------    -----------
Provision (benefit) for income taxes ...........   $(2,145,020)   $2,364,000    $   440,980
                                                   ===========    ==========    ===========

         The following table reconciles the provision for taxes with the expected income tax obligation obtained by applying the United States federal statutory rate to pretax income.


                                                        1998          1997         1996
                                                        ----          ----         ----

Income (loss) before income taxes ................  $(13,035,512)  $6,255,753   $ 5,502,531
                                                    ------------   ----------   -----------
Expected tax (benefit) at statutory
   rate of 34% ...................................  $ (4,432,000)  $2,127,000   $ 1,871,000
Adjustments due to:
     Difference between foreign rate and U.S.
        statutory rate ...........................       196,000       40,000       165,000
     State taxes, net of federal benefit .........         5,000      291,000       230,000
     Increase (decrease) in valuation reserve ....     2,075,000        5,000    (1,513,000)
     Adjustment of prior years' deferred tax
       assets related to foreign entities ........                                 (295,000)
     Tax credits .................................      (130,000)     (50,000)
     Other .......................................        10,980       31,000        32,980
                                                    ------------   ----------   -----------
Provision (benefit) for income taxes                $ (2,145,020)  $2,364,000   $   440,980
                                                    ============   ==========   ===========

NOTE J - LEGAL PROCEEDINGS

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

         The Company believes that the disk drives supplied by Micropolis, together with its inability to support the disk drives supplied, caused the Company material and adverse damages in 1998. These damages include, but are not limited to, lost sales, deferred sales, substantial field and factory expenses, loss of reputation, and inventory writeoffs.

         The Company has filed various proof of claims against Micropolis (USA) Inc. in the United States Bankruptcy Court in the Central District of California and against its parent, Micropolis (S) Limited, in the court in Singapore. The Company can not estimate what its continuing involvement in, any judicial decision rendered or the resolution of this set of claims will have upon the Company's business, operating results or financial condition.

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments for interest for the years 1998, 1997 and 1996 were $580,000, $486,000, and $133,000, respectively. For the same periods cash payments for income taxes were $200,000, $718,000 and $1,831,000. In 1998 and 1997 the Company reduced federal taxes payable and increased additional paid-in capital by $120,000, and $439,832, respectively for the tax benefits associated with the exercise of stock options. In 1998, the Company contributed 24,007 shares of its common stock valued at $73,825 to its 401(k) plan.

NOTE L - ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company established an allowance for doubtful accounts for the first time in 1998 resulting in an allowance at December 31, 1998 of $583,623 which was charged to expense during the year.

NOTE M - BUSINESS SEGMENT INFORMATION

       The Company's operations are conducted in one business segment: the design, manufacture and sale of high-performance scalable data storage. Operations by geographic area are summarized as follows:

                                                   UNITED
                                                   STATES         EUROPE      ELIMINATIONS     CONSOLIDATED
                                                -----------     ----------    ------------     ------------

1998:
     Domestic sales ..........................  $ 9,222,124     $2,704,186    $                 $11,926,310
     Export sales ............................    4,308,526        490,098                        4,798,624
     Export sales to affiliates ..............      909,402            706        (583,293)         326,815
        Transfers between geographic areas ...    2,141,156        603,834      (2,744,990)
                                                -----------     ----------    ------------      -----------
          Total revenue ......................   16,581,208      3,798,824      (3,328,283)      17,051,749
                                                ===========     ==========    ============      ===========
     Long-lived assets .......................   16,114,700        244,768     (10,702,727)       5,656,741

1997:
     Domestic sales ..........................   18,598,928      7,825,213                       26,424,141
     Export sales ............................    9,078,719                                       9,078,719
     Export sales to affiliates ..............    1,643,243                                       1,643,243
     Transfers between geographic areas ......    5,366,702        259,687      (5,626,389)
                                                -----------     ----------    ------------      -----------
          Total revenue ......................   34,687,592      8,084,900      (5,626,389)      37,146,103
                                                ===========     ==========    ============      ===========
     Long-lived assets .......................   14,606,309        372,132      (7,974,157)       7,004,284
                                                ===========     ==========    ============      ===========
1996:
     Domestic sales ..........................   14,636,000      6,251,000                       20,887,000
     Export sales ............................    8,103,000                                       8,103,000
     Export sales to affiliates ..............    2,021,429                                       2,021,429
     Transfers between geographic areas ......    4,245,000      1,296,000      (5,541,000)
                                                -----------     ----------    ------------      -----------
          Total revenue ......................   29,005,429      7,547,000      (5,541,000)      31,011,429
                                                ===========     ==========    ============      ===========
     Long-lived assets .......................    1,545,725        397,193       1,330,634        3,273,552
                                                ===========     ==========    ============      ===========

Export sales from the United States are summarized as follows:

                                                    1998           1997            1996
                                                 ----------    -----------     -----------

Far East .....................................   $3,810,000    $ 8,631,000     $ 8,563,000
Europe .......................................    1,059,000      1,855,000       1,036,000
Other ........................................      349,000        236,000         522,000
                                                 ----------    -----------     -----------
                                                 $5,218,000    $10,722,000     $10,121,000
                                                 ==========    ===========     ===========


       For the years ended December 31, 1998, December 31, 1997 and December 31, 1996 sales to one unaffiliated customer were in excess of 10% of revenues and amounted to $3,430,000, $7,009,000 and $6,303,000, respectively (See Note F).