Form 10-K405/A
period 1998-12-31
STORAGE COMPUTER CORP
filed 1999-05-07
CIK 933452

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K-A

                                                                 Amendment No. 1

  Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange
             Act of 1934 for the fiscal year ended December 31, 1998

                          STORAGE COMPUTER CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                         DELAWARE                                                   02-0450593
(State or other jurisdiction of incorporation or organization          (I.R.S. Employer Identification No.)

       11 RIVERSIDE STREET, NASHUA, NEW HAMPSHIRE                                    03062-1373
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

      10.9 Second Amended and Restated Loan Agreement dated November 16, 1998 between the Company and State Street Bank and Trust Company.

      10.10 $10,500,000 Amended Line of Credit Note from Registrant to State Street Bank and Trust Company dated November 16, 1998.

      10.11 Amended Security Agreement dated November 16, 1998 between the Company and State Street Bank and Trust Company.

     *21       Subsidiaries of the Company.

     *23.1     Consent of BDO Seidman, LLP.

     *23.2 Consent of Richard A. Eisner & Company, LLP. * 27 Financial Data Schedule.

     *99 "Safe Harbor" Statement under Private Securities Litigation Reform Act of 1996.

    ---------------
     * previously filed

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Nashua, New Hampshire, on the 15th day of April, 1999.

                                   STORAGE COMPUTER CORPORATION

                                   BY: /s/ Theodore J. Goodlander
                                       ---------------------------------------
                                       Theodore J.  Goodlander
                                       Chairman of the Board of Directors, CEO
                                       (Principal Executive Officer)

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

              SIGNATURE                                   CAPACITY                      DATE
              ---------                                   --------                      ----

     /s/ Theodore J. Goodlander         Chairman of the Board of Directors, CEO     April 15, 1999
-------------------------------------   (Principal Executive Officer)
        Theodore J. Goodlander

         /s/ Shigeho Inaoka             Director                                    April 15, 1999
-------------------------------------
           Shigeho Inaoka

          /s/ Steven S. Chen            Director                                    April 15, 1999
-------------------------------------
           Steven S. Chen