Form 10-Q
period 1999-03-31
STORAGE COMPUTER CORP
filed 1999-05-20
CIK 933452

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington DC 20549

                                    FORM 10-Q

(Mark One)

     [  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended             March 31,1999

     [     ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
               EXCHANGE ACT
                        For the transition period from __________ to __________ Commission file number 1-13616

                          STORAGE COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                                                    02-0450593
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

                    11 Riverside Street Nashua, NH 03062-1373
                    (Address of principal executive offices)

                                 (603) 880-3005
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]



   The number of shares of Common Stock outstanding as of the close of business on May 10, 1999 was 11,360,032 shares.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                       Page

            Consolidated Financial Position -- March 31, 1999
            and December 31, 1998............................................... 3

            Statement of Consolidated Operations -- Three months
            ended March 31, 1999 and 1998....................................... 4

            Statement of Consolidated Cash Flows -- Three months
            ended March 31, 1999 and 1998....................................... 5

            Notes to Consolidated Financial Statements --
            March 31, 1999...................................................... 6

Item 2. Management's Discussion and Analysis.................................... 7



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................... 11

Item 5.  Other Information...................................................... 11

Item 6.  Exhibits and Reports on Form 8-K....................................... 11

PART I.  FINANCIAL INFORMATION

                          STORAGE COMPUTER CORPORATION
                   CONSOLIDATED FINANCIAL POSITION (UNAUDITED)


                                                                                      MARCH 31, 1999              December 31, 1998
ASSETS
Current assets
 Cash and cash equivalents                                                           $1,239,349                            $925,259
 Accounts receivable (net)                                                            3,301,348                           5,187,351
 Income tax refund receivable                                                         1,960,001                           2,160,211
 Inventories                                                                          9,016,947                           8,263,040
 Other current assets                                                                   814,409                             707,300
                                                            -----------------------------------  ----------------------------------
 Total current assets                                                                16,332,054                          17,243,161
                                                            -----------------------------------  ----------------------------------

Property and equipment, net of accumulated depreciation                               2,154,717                           2,742,252
                                                            -----------------------------------  ----------------------------------

Deferred tax asset                                                                    2,194,000                           2,194,000
Other assets                                                                            740,032                             720,489
                                                            -----------------------------------  ----------------------------------
                                                                                    $21,420,803                         $22,899,902
                                                            ===================================  ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Note payable                                                                        $9,703,055                          $9,336,377
 Accounts payable                                                                     2,456,025                           2,298,655
 Accrued expenses                                                                     2,169,697                           2,209,232
                                                            -----------------------------------  ----------------------------------
 Total current liabilities                                                           14,328,777                          13,844,264
                                                            -----------------------------------  ----------------------------------

Long-term debt                                                                          710,000                             710,000
                                                            -----------------------------------  ----------------------------------
 Total liabilities                                                                   15,038,777                          14,554,264
                                                            -----------------------------------  ----------------------------------

Stockholders' equity
 Common Stock                                                                            11,360                              11,348
 Additional paid-in capital                                                          13,730,730                          13,721,021
 Retained earnings                                                                   (7,360,064)                         (5,386,731)
                                                            -----------------------------------  ----------------------------------
  Total stockholders' equity                                                          6,382,026                           8,345,638
                                                            -----------------------------------  ----------------------------------
                                                                                    $21,420,803                         $22,899,902
                                                            ===================================  ==================================

                 See Notes to Consolidated Financial Statements.

                          STORAGE COMPUTER CORPORATION
                STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                                                                     Three Months Ended

                                                                                  MARCH 31, 1999               March 31, 1998
Revenue                                                                          $2,679,673                        $7,016,310
Product Cost                                                                      1,596,802                         3,488,521
                                                         ----------------------------------  --------------------------------
 Gross margin                                                                     1,082,871                         3,527,789
                                                         ----------------------------------  --------------------------------

Operating expenses:
 Research and development                                                           869,891                           883,513
 Selling and marketing                                                            1,394,179                         1,835,016
 General and administrative                                                         607,986                           361,575
                                                         ----------------------------------  --------------------------------
 Total                                                                            2,872,056                         3,080,104
                                                         ----------------------------------  --------------------------------
  Operating income                                                              ($1,789,185)                         $447,685
                                                         ----------------------------------  --------------------------------

Other income (expense):
 Interest expense, net                                                             (216,702)                         (128,618)
 Other income                                                                        32,554                           158,420
                                                         ----------------------------------  --------------------------------
                                                                                   (184,148)                           29,802
                                                         ----------------------------------  --------------------------------

Income before income taxes                                                       (1,973,333)                          477,487

Provision for income taxes                                                                -                           167,000
                                                         ----------------------------------  --------------------------------
Net income                                                                      ($1,973,333)                         $310,487
                                                         ==================================  ================================

Net income per basic share                                                            $0.17                             $0.03
Net income per diluted share                                                          $0.17                             $0.03

Basic shares                                                                     11,353,823                        11,183,416
Diluted shares                                                                   11,353,823                        11,944,213

                 See Notes to Consolidated Financial Statements.

                          STORAGE COMPUTER CORPORATION
                STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                                               Three Months Ended

                                                                                     MARCH 31, 1999               March 31, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                        ($1,973,333)                         $310,487

 Reconciliation to operating cash flows:
   Depreciation and amortization                                                       116,838                           112,675
   Deferred tax (benefit)                                                                    -                                 -
   (Gain) or loss on foreign currency translation
   adjustment                                                                                -                                 -
 Changes in operating assets and liabilities:
   Accounts receivable                                                               1,886,003                         3,124,130
   Income tax refund receivable                                                        200,210                                 -
   Inventories                                                                        (283,210)                         (367,694)
   Other current assets                                                               (107,109)                          139,487
   Accounts payable and accrued expenses                                               117,835                        (2,391,273)
                                                            ----------------------------------  --------------------------------
NET CASH PROVIDED (USED) IN OPERATIONS                                                 (42,766)                          927,812
                                                            ----------------------------------  --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property & equipment                                                           -                          (144,598)
 Other assets                                                                          (19,543)                          211,588
                                                            ----------------------------------  --------------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                       (19,543)                           66,990
                                                            ----------------------------------  --------------------------------

CASH FLOW FROM FINANCING ACTIVITIES:
 Increase (decrease) in credit line                                                    366,678                          (772,816)
 Issuance of common stock                                                                9,721                            76,880
                                                            ----------------------------------  --------------------------------
NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES                                       376,399                          (695,936)
                                                            ----------------------------------  --------------------------------

Net increase in cash and cash equivalents                                              314,090                           298,866

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       925,259                         1,113,379
                                                            ----------------------------------  --------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $1,239,349                        $1,412,245
                                                            ==================================  ================================

Supplemental disclosures of cash flow information

Cash payments for:
   Interest                                                                           $216,702                          $128,618
   Taxes                                                                                     -                          $430,415

During the three months ended March 31, 1999, the Company transferred equipment amounting to $470,697 to inventory.

                 See Notes to Consolidated Financial Statements.

                          STORAGE COMPUTER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE A - THE COMPANY AND BASIS OF PRESENTATION

Storage Computer Corporation (the "Company") and its subsidiaries are engaged in the development, manufacture, and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Storage Computer Europe GmbH, Vermont Research Products, Inc., Storage Computer UK, Ltd., and Storage Computer Pty., Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has a 20% investment in Storage Computer (Asia) Ltd. and a 50.1% investment in Storage Computer France S.A. which are accounted for by the equity method. Additionally, the Company has a 45% investment in HVVR, LLC which is an inactive holding company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in a Report on Form 10- K filed by the Company with the Securities and Exchange Commission, containing the Company's financial statements for the fiscal year ended December 31, 1998. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE B - RECLASSIFICATIONS

Certain 1998 amounts have been reclassified to conform with the current period presentation.

                          STORAGE COMPUTER CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


CAUTIONARY STATEMENT

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain forward-looking information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and the growth of the Company's market and customers, the Company's objectives and plans for future operations, possible acquisitions and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products and services, the rate of growth in the industries of the Company's customers; the presence of competitors with greater technical, marketing, and financial resources; the Company's ability to promptly and effectively respond to technological change which meets evolving customer needs; capacity and supply constraints or difficulties; and the Company's ability to successfully integrate new operations.

REVENUES

Revenue for the three month period ended March 31, 1999 was $2,679,673 compared to revenue of $7,016,310 in the corresponding period of 1998. First quarter revenue was impacted by both lower international and domestic sales, some of which is attributable to delays in shipments of new 36 gigabyte 3.5" disks. For the three months ended March 31, 1999, U.S. domestic product sales and international product sales were 33.1% and 66.9% respectively of total revenue. In the 1998 period such percentages were 47.5% and 52.5% respectively.

All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales which occur through the Company's subsidiaries located in England and Germany are conducted in the local functional currency.

PRODUCT COST

Product cost for the three month periods ended March 31, 1999 and 1998 were $1,596,802 and $3,488,521, respectively, or 60% and 50% of revenue. The increase in product cost percentage between 1998 and 1999 of approximately 10% was the result of relatively fixed factory overheads and technical service expenditures on lower sales volume, offset in part by a reduction in the cost of component parts.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three month periods ended March 31, 1999 and 1998 were $869,891 and $883,513, respectively, or approximately 33% and 13% of revenue in each period. The increase in percentage expenditures between the three month periods ended March 31, 1999 and 1998 of approximately 20% resulted from lower sales volumes. The dollar decrease of $13,622 is attributable to fluctuations in billings by outside consultants.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three month periods ended March 31, 1999 and 1998 were $1,394,179 and $1,835,016, respectively, or 52% versus 26% of revenue in the prior period as a result of lower sales volume. The decrease in expenses between the three month periods ended March 31, 1998 and the comparable period of 1998 of approximately $441,000, was principally due to lower head count in corporate marketing and the field sales organization.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three month periods ended March 31, 1999 and 1998 were $607,986 and $361,575, respectively, or 23% and 5% of revenue. The absolute dollar increase in general and administrative expenses between the three month periods ended March 31, 1999 and 1998 of approximately $246,411 resulted primarily from increases in legal, accounting, and insurance costs.

LIQUIDITY AND CAPITAL  RESOURCES

CASH FLOW

The cash flow for operating activities is impacted by the timing of product shipments and inventory purchases to support new product introductions and revenue growth.

DEBT AND EQUITY

In April 1999, the Company reached agreement with its bank on new terms amending the Company's loan agreement, decreasing the commitment from $10,300,000 to $8,700,000. Under the agreement, the Company agreed to undertake certain actions to reduce the line of credit with the bank during 1999. The line of credit expires on January 4, 2000. Management believes the credit facility will accommodate all of its working capital requirements for the 1999 year.

ACCOUNTS RECEIVABLE

The decrease in accounts receivable from December 31, 1998 to March 31, 1999 of approximately $1,886,000 is due to the decrease in product sales in the respective quarters. The Company did not change its standard credit terms during the period and there has been no material deterioration in the aging of accounts receivable during the period.

INVENTORY

Inventory increased approximately $754,000 from December 31, 1998 to March 31, 1999of which $470,697 was transferred from fixed assets. The investment in inventory is impacted by several factors, including but not limited to, the increased value of parts associated with larger storage units, the timing of purchasing component parts such as disk drives; the non recognition of revenue and corresponding inventory increases due to inventory transfers deemed to be evaluation units; the timing of inventory reductions due to intercompany transfers and increased inventory locations throughout the United States and Europe.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures at this time.

FOREIGN CURRENCY TRANSACTIONS

Management does not currently utilize any derivative products to hedge its foreign currency risk. The Company's foreign subsidiaries' obligations to their parent are denominated in US dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the US dollar and its subsidiaries' functional currencies, currently the German mark, the British pound, and the Australian dollar. This exposure is limited to the period between the time of accrual of such liability to the parent in the subsidiaries' functional currency and the time of its payment in US dollars.

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

The Company has filed various proof of claims against Micropolis (USA) Inc in the United States Bankruptcy Court in the Central District of California and against its parent, Micropolis (S) Ltd., in the court in Singapore. The Company cannot estimate what its continuing involvement in, any judicial decision rendered, or the resolution of the set of claims will have upon the Company's business, operating results, or financial condition.

ITEM 5. OTHER INFORMATION

On January 12, 1999 Mr. James Louney, Chief Financial Officer and Treasurer, resigned his position and terminated his employment with the company.

On February 10, 1999 Mr. James Valentino was promoted to Vice President of Research and Development.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    A.            EXHIBITS

    Exhibit 27, Financial Data Schedule

    B.            REPORTS ON FORM 8-K

    None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STORAGE COMPUTER CORPORATION
                                                       Registrant


Date:          May 20 , 1999                  /s/ Theodore J. Goodlander
        ------------------------------        ---------------------------------

                                             Theodore J. Goodlander
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)