Form 10-Q
period 1999-06-30
STORAGE COMPUTER CORP
filed 1999-08-12
CIK 933452

                        U.S. SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C. 20549

                                       FORM 10-Q

(Mark One)

     [X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1999

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

                                       N/A
 (Former name, former address, former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of Common Stock outstanding as of the close of business on August 1, 1999 was 11,369,829.

                                      INDEX

  PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)                             Page(s)

      Consolidated Financial Position -- June 30, 1999
      and December 31, 1998                                              3

      Statement of Consolidated Operations -- Three and six months
      ended June 30, 1999 and 1998                                       4

      Statement of Consolidated Cash Flows -- Six months
      ended June 30, 1999 and 1998                                       5

      Notes to Consolidated Financial Statements -- June 30, 1999        6

  Item 2. Management's Discussion and Analysis                           7


  PART II.  OTHER INFORMATION

  Item  1.  Legal Proceedings                                            11

  Item 5.  Other Information                                             11

  Item 6.  Exhibits and Reports on Form 8-K                              11

  PART I.  FINANCIAL INFORMATION

                          STORAGE COMPUTER CORPORATION
                   CONSOLIDATED FINANCIAL POSITION (UNAUDITED)


                                                        JUNE 30, 1999       December 31, 1998
  ASSETS
  Current assets
   Cash and cash equivalents                              $1,009,455              $925,259
   Accounts receivable (net)                               3,267,727             5,187,351
   Income tax refund receivable                                    -             2,160,211
   Inventories                                             7,659,202             8,263,040
   Other current assets                                      872,693               707,300
                                                         -----------           -----------
   Total current assets                                   12,809,077            17,243,161
                                                         -----------           -----------

  Property and equipment, net of accumulated depr.         1,972,516             2,742,252
                                                         -----------           -----------

  Deferred tax asset                                       2,194,000             2,194,000
  Other assets                                               740,032               720,489
                                                         -----------           -----------
                                                         $17,715,625           $22,899,902
                                                         ===========           ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
   Note payable                                           $7,613,031            $9,336,377
   Accounts payable                                        1,500,610             2,298,655
   Accrued expenses                                        2,026,422             2,209,232
                                                         -----------           -----------
   Total current liabilities                              11,140,063            13,844,264
                                                         -----------           -----------

  Long-term debt                                           1,060,000               710,000
                                                         -----------           -----------
   Total liabilities                                      12,200,063            14,554,264
                                                         -----------           -----------

  Stockholders' equity
   Common Stock                                               11,370                11,348
   Additional paid-in capital                             13,755,440            13,721,021
   Retained earnings                                      (8,251,248)           (5,386,731)
                                                         -----------           -----------
    Total stockholders' equity                             5,515,562             8,345,638
                                                         -----------           -----------
                                                         $17,715,625           $22,899,902
                                                         ===========           ===========


                 See Notes to Consolidated Financial Statements.

                          STORAGE COMPUTER CORPORATION
                STATEMENT OF CONSOLIDATED OPERATIONS (UNAUDITED)

                                          Three Months Ended                Six Months Ended
                                    JUNE 30, 1999    June 30, 1998     JUNE 30, 1999    June 30, 1998
  Revenue                            $3,057,350       $3,275,639        $5,737,023       $10,291,949
  Product Cost                        1,823,249        2,131,433         3,420,051         5,619,954
                                     ----------       ----------        ----------        ----------
   Gross margin                       1,234,101        1,144,206         2,316,972         4,671,995
                                     ----------       ----------        ----------        ----------

  Operating expenses:
   Research and development             458,588        1,127,173         1,328,479         2,010,686
   Selling and marketing                918,835        1,930,171         2,313,014         3,765,187
   General and administrative           829,732          587,749         1,437,718           949,324
                                     ----------       ----------        ----------        ----------
    Total                             2,207,155        3,645,093         5,079,211         6,725,197
                                     ----------       ----------        ----------        ----------
    Operating income (loss)           ($973,054)     ($2,500,887)      ($2,762,239)      ($2,053,202)
                                     ----------       ----------        ----------        ----------

  Other income (expense):
   Interest expense, net               (185,072)        (138,573)         (401,774)         (267,191)
   Other income                          72,361          (47,206)          104,915           111,214
                                     ----------       ----------        ----------        ----------
                                       (112,711)        (185,779)         (296,859)         (155,977)
                                     ----------       ----------        ----------        ----------

  Income (loss) before income
   taxes                             (1,085,765)      (2,686,666)       (3,059,098)       (2,209,179)
  Provision for income taxes           (200,372)        (937,000)         (200,372)         (770,000)
                                     ----------       ----------        ----------        ----------
  Net income (loss)                   ($885,393)     ($1,749,666)      ($2,858,726)      ($1,439,179)
                                     ==========       ==========        ==========        ==========

  Net income (loss) / basic share       ($0.08)          ($0.16)           ($0.25)           ($0.13)
  Net income (loss) / diluted share     ($0.08)          ($0.16)           ($0.25)           ($0.13)
  sharee

  Basic shares                       11,364,931       11,225,816        11,359,429        11,204,616
  Diluted shares                     11,364,931       11,225,816        11,359,429        11,204,616


                 See Notes to Consolidated Financial Statements.

                                 STORAGE COMPUTER CORPORATION
                       STATEMENT OF CONSOLIDATED CASH FLOWS (UNAUDITED)

                                                                     Three Months Ended
                                                              JUNE 30, 1999        June 30, 1998
  CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                          ($2,858,726)          ($1,439,179)

   Reconciliation to operation cash flows:
     Depreciation and amortization                                292,826               220,655
   Changes in operating assets and liabilities:
     Accounts receivable                                        1,919,624             5,360,250
     Income tax refund receivable                               2,160,211                     -
     INVENTORIES                                                1,074,535            (2,105,574)
     Other current assets                                        (165,393)               26,579
     Accounts payable and accrued expenses                       (980,855)           (2,240,722)
                                                               ----------            ----------
  NET CASH PROVIDED (USED) IN OPERATIONS                        1,442,222              (177,991)
                                                               ----------            ----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property & equipment                                   --              (224,978)
   Other assets                                                   (19,933)             (307,892)
                                                               ----------            ----------
  NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                (19,933)             (532,870)
                                                               ----------            ----------

  CASH FLOW FROM FINANCING ACTIVITIES:
   Increase (decrease) in credit line                          (1,722,534)            1,384,411
   Increase in long-term debt                                     350,000
   Issuance of common stock                                        34,441               133,155
                                                               ----------            ----------
  NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES             (1,338,093)            1,517,566
                                                               ----------            ----------

  Net increase in cash and cash equivalents                        84,196               806,705

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                925,259             1,113,379
                                                               ----------            ----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $1,009,455            $1,920,084
                                                               ==========            ==========

  Supplemental disclosures of cash flow information
  Cash payments for:
     Interest                                                    $359,090              $128,618
     Taxes                                                             --              $430,415


                 See Notes to Consolidated Financial Statements.

  STORAGE COMPUTER CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  JUNE 30, 1999


  NOTE A - THE COMPANY AND BASIS OF PRESENTATION

  Storage Computer Corporation (the "Company") and its subsidiaries are engaged in the development, manufacture, and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Storage Computer Europe GmbH, Vermont Research Products, Inc., Storage Computer UK, Ltd., Storage Computer France S.A., and Storage Computer Pty., Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has a 20% investment in Storage Computer (Asia) Ltd. which is accounted for by the equity method. Additionally, the Company has a 45% investment in HVVR, LLC which is an inactive holding company.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in a Special Financial Report on Form 10-K filed by the Company with the Securities and Exchange Commission, containing the Company's financial statements for the fiscal year ended December 31, 1998. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

  REVENUE

  Revenue for the three months ended June 30, 1999 was $3,057,350 compared to revenue of $3,275,639 in the corresponding period in 1998. For the six months ended June 30, 1999 revenue was $5,737,023 compared to revenue of $10,291,949 in the respective period in 1998. Revenue has been impacted by reduced promotional budgets and lower sales force headcount.

  All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales which occur through the Company's subsidiaries located in England and Germany are conducted in the local functional currency.

  PRODUCT COST

  Product cost for the three-month periods ended June 30, 1999 and 1998 was $1,823,249 and $2,131,433 respectively, or 60% and 65% of net revenue in each period. Product cost for the six-month periods ended June 30, 1999 and 1998 was $3,420,051 and $5,619,954 respectively, or 60% and 55% of revenue. The increase in product cost percentage between the 6 month periods ending June 30, 1999 and 1998 of approximately 5% was primarily the result of lower production utilizations.

  RESEARCH AND DEVELOPMENT

  Research and development expenses for the quarter ended June 30, 1999 and the corresponding 1998 period were $458,588 and $1,127,173. For the six months ended June 30, 1999 and 1998 such expenses were $1,328,479 and $2,010,686. The decrease in 1999 research and development expenditures for this period resulted primarily from a reduction in the number of outside contractors and the completion of work on certain phases of the next generation products.

  SELLING AND MARKETING EXPENSES

  Selling and marketing expenses for the second quarters ended June 30, 1999 and 1998 were $918,835 and $1,930,171, respectively. Selling and marketing expenses for the six months ended June 30, 1999 and 1998 were $2,313,014 and $3,765,187, respectively. The decrease in selling and marketing expenses between the six-month period ended June 30, 1999 and the comparable period in 1998 of approximately $1,452,000 was principally due to reduced sales volume commissions in the United States and International sales organizations and attrition in the field sales headcount.

  GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses for the three-month periods ended June 30, 1999 and 1998 were $829,732 and $587,749, respectively. For the six-month periods ended June 30, 1999 and 1998 general and administrative expenses were $1,437,718 and $949,534. The absolute dollar increase in general and administrative expenses between the six-month periods ended June 30, 1999 and 1998 of approximately $488,000 resulted primarily from increased professional fees.

  LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOW

  The cash flow for operating activities is impacted by the timing of product shipments and inventory purchases to support new product introductions and revenue fluctuations.

  DEBT AND EQUITY

  In April 1999, the Company reached agreement with its bank on new terms amending the Company's loan agreement, decreasing the commitment from $10,300,000 to $8,700,000. Under the agreement, the Company agreed to undertake certain actions to reduce the line of credit with the bank during 1999. The line of credit expires on January 4, 2000. The Company raised $350,000 in new investment in April 1999 through the sale of convertible debentures. Management believes the credit facility or other financing programs will accommodate working capital requirements and other cash requirements for the 1999 year.

  ACCOUNTS RECEIVABLE

  The reduction in accounts receivable from December 31, 1998 to June 30, 1999 of approximately $1,920,000 is due to the decrease in product sales. The Company did not change its standard credit terms during the period and there has been no material deterioration in the aging of accounts receivable during the period.

  INVENTORY

  Inventory decrease was net of approximately $604,000 from December 31, 1998 to June 30, 1999. The inventory decrease of about $1,075,000 is principally a result of programs implemented by the Company to reduce the level of component parts in inventory. During the three months ended March 31, 1999, the Company transferred equipment amounting to $470,697 to inventory.

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

  Internal Business Transaction Systems

  The Company has completed a review of its critical business transaction systems, and its Year 2000 compliance related to business transaction systems is as follows:

  All of the Company's systems for processing business transactions prior to and following 12:00am January 1, 2000 are tested for transaction integrity. This compliance extends to the underlying hardware, operating systems, and other software on which the Company's business system operates. This compliance includes the following transactions and related printed documents: accepting orders from customers, fulfilling customer orders, invoicing customers, crediting customer accounts, applying customer payments, refunding customers, placing orders with vendors, receiving vendor shipments, processing vendor invoices, and paying vendors.

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

  Products the Company Sells

  The Company has also completed a review of its manufactured product line; however, the Company is still in the process of evaluating third party products and software sold by Storage Computer for Year 2000 compliance. The Company's Year 2000 compliance status related to the products it sells is as follows:

  Storage Computer Corporation has conducted an extensive review of its internal and external requirements and believes that its computer systems and applications will continue to function properly into the Year 2000.

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


  ITEM 5.  OTHER INFORMATION

  None.

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  A.  Exhibit 27, Financial Data Schedule

  B.  Reports on Form 8-K

      None.

                                   SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STORAGE COMPUTER CORPORATION
                                                 Registrant


Date:  August 12, 1999                  /s/ Theodore J. Goodlander
                                        -------------------------------------
                                        Theodore J. Goodlander
                                        Chief Executive Officer & President