Form 10-Q
period 1999-09-30
STORAGE COMPUTER CORP
filed 1999-11-12
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-Q

(Mark One)
[  X  ]   Quarterly Report Under Section 13 or 15 (d) of the Securities
Exchange Act of 1934
For the quarterly period ended 	September 30, 1999

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

11 Riverside Street  Nashua NH 03062-1373
(Address of principal executive offices)

(603) 880-3005
(Issuer's telephone number)

N/A
(Former name, address, fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [  X  ]  No [   ]

The number of shares of Common Stock outstanding as of the close of business on November 1, 1999 was 11,418,388.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)			       Page(s)

 Consolidated Financial Position -- September 30, 1999
 and December 31, 1998						3

 Statement of Consolidated Operations -- Three and nine months
 ended September 30, 1999 and 1998				4

 Statement of Consolidated Cash Flows -- Nine months
 ended September 30, 1999 and 1998				5

 Notes to Consolidated Financial Statements -- September 30, 1999	6

Item 2. Management's Discussion and Analysis			7


PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings					13

Item 4.  Submission of Matters to a Vote of Shareholders		13

Item 5.  Other Information						14

Item 6.  Exhibits and Reports on Form 8-K				14

PART I.  FINANCIAL INFORMATION

Storage Computer Corporation
Consolidated Financial Position (Unaudited)


September 30, 1999
December 31, 1998
Assets


Current assets


 Cash and cash equivalents
$1,533,671
$925,259
 Accounts receivable (net)
1,833,401
5,187,351
 Income tax refund receivable
-
2,160,211
 Inventories
7,635,327
8,263,040
 Other current assets
905,758
707,300
 Total current assets
11,908,157
17,243,161

Property and equipment, net of accumulated depr.

1,782,410

2,742,252

Deferred tax asset

2,194,000

2,194,000
Other assets
740,032
720,489


$16,624,599

$22,899,902

Liabilities and Stockholders' Equity


Current liabilities


 Note payable
$7,092,945
$9,336,377
 Accounts payable
1,363,620
2,298,655
 Accrued expenses
2,163,504
2,209,232
 Total current liabilities
10,620,069
13,844,264

Long-term debt

1,060,000

710,000
 Total liabilities
11,680,069
14,554,264

Stockholders' equity


 Common Stock
11,393
11,348
 Additional paid-in capital
13,769,687
13,721,021
 Retained earnings
(8,836,550)
(5,386,731)
  Total stockholders' equity
4,944,530
8,345,638


$16,624,599

$22,899,902


See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Statement of Consolidated Operations (Unaudited)

				     Three Months Ended                                Nine Months Ended

September 30,
1999
September 30,
1998
September 30,
1999
September 30,
1998
Revenue
$2,479,868
$3,198,182

$8,216,891
$13,490,131
Product Cost
1,240,888
2,768,875
4,660,939
8,388,829
 Gross margin
1,238,980
429,307
3,555,952
5,101,302

Operating expenses:




 Research and development
331,715
1,016,409
1,660,194
3,027,095
 Selling and marketing
763,723
1,781,838
3,076,737
5,547,025
 General and administrative
529,945
686,646
1,967,663
1,635,970
  Total
1,625,383
3,484,893
6,704,594
10,210,090

  Operating income (loss)

($386,403)

($3,055,586)

($3,148,642)

($5,108,788)

Other income (expense):




 Interest expense, net
(206,456)
(130,295)
(608,230)
(397,486)
 Other income
1,831
(20,828)
106,746
90,386

(204,625)
(151,123)
(501,484)
(307,100)
Income (loss) before income
 taxes

(591,028)

(3,206,709)

(3,650,126)

(5,415,888)

Provision for income taxes

65

(1,126,000)

(200,307)

(1,896,000)

Net income (loss)

($591,093)

($2,080,709)

($3,449,819)

($3,519,888)

Net income (loss) / basic share

($.05)


($0.18)

($.30)


($0.31)
Net income (loss) / diluted share
($.05)

($0.18)
($.30)

($0.31)

Basic shares

11,380,267


11,283,948

11,366,374


11,231,165
Diluted shares
11,380,267

11,283,948
11,366,374

11,231,165









See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Statement of Consolidated Cash Flows (Unaudited)

							Nine Months Ended

September 30, 1999
September 30, 1998
Cash flows from Operating Activities:



 Net income (loss)
($3,449,819)
($3,519,888)

 Reconciliation to operation cash flows:


   Depreciation and amortization
429,931
338,944
 Changes in operating assets and liabilities:


   Accounts receivable
3,353,950
5,054,316
   Income tax refund receivable
2,160,211
-
   Inventories
1,157,624
(1,206,254)
   Other current assets
(198,458)
(95,503)
   Accounts payable and accrued expenses
(980,763)
(2,945,102)
Net cash provided (used) in operations
2,472,676
(2,373,487)

Cash flows from investing activities:


 Purchases of property & equipment
-
(345,805)
 Other assets
(19,543)
(130,142)
Net cash provided (used) in investing activities
(19,543)
(475,947)

Cash flow from financing activities:


 Increase (decrease) in credit line
(2,243,432)
2,959,928
 Increase in long-term debt
350,000

 Issuance of common stock
48,711
180,797
Net cash provided (used) in financing activities
(1,844,721)
3,140,725

Net increase (decrease) in cash and cash equivalents

608,412

291,291

Cash and cash equivalents at beginning of period

925,259

1,113,379

Cash and cash equivalents at end of period

$1,533,671

$1,404,670

Supplemental disclosures of cash flow information


 Cash payments for:


   Interest
$735,993
$346,899
   Taxes
-
$390,448


See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Notes To Consolidated Financial Statements
September 30, 1999

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included on Form 10-K filed by the Company with the Securities and Exchange
Commission, containing the Company's financial statements for the fiscal year ended December 31, 1998. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

Revenue

Revenue for the three months ended September 30, 1999 was $2,479,868 compared to revenue of $3,198,182 in the corresponding period in 1998. For the nine months ended September 30, 1999 revenue was $8,216,891 compared to revenue of $13,490,131 in the respective period in 1998. Revenue has been impacted by reduced promotional budgets and lower sales force headcount.

All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales which occur through the Company's subsidiaries located in England, Germany, France, and Australia are conducted in the local functional currency.

Product Cost

Product cost for the three-month periods ended September 30, 1999 and 1998 was $1,240,888 and $2,768,875 respectively, or 50% and 87% of net revenue in each period. Product cost for the nine-month periods ended September 30, 1999 and 1998 was $4,660,939 and $8,388,829
respectively, or 57% and 62% of revenue. The decrease in product cost percentage between the 9 month periods ending September 30, 1999 and 1998 of approximately 5% was primarily the result of lower production overheads.

Research and Development

Research and development expenses for the quarter ended September 30, 1999 and the corresponding 1998 period were $331,715 and $1,016,409.
For the nine months ended September 30, 1999 and 1998 such expenses were $1,660,194 and $3,027,095. The decrease in 1999 research and development expenditures for this period resulted primarily from a reduction in the number of outside contractors and the completion of work on certain phases of the next generation products.

Selling and Marketing Expenses

Selling and marketing expenses for the quarters ended September 30, 1999 and 1998 were $763,723 and $1,781,838, respectively. Selling and marketing expenses for the nine months ended September 30, 1999 and 1998 were $3,076,737 and $5,547,025, respectively. The decrease in selling and marketing expenses between the nine-month period ended
September 30, 1999 and the comparable period in 1998 of approximately $2,470,288 was principally due to reduced sales volume commissions in the United States and International sales organizations and attrition in the field sales and marketing department headcount.

General and Administrative Expenses

General and administrative expenses for the three-month periods ended September 30, 1999 and 1998 were $529,945 and $686,646, respectively.
For the nine-month periods ended September 30, 1999 and 1998 general and administrative expenses were $1,967,663 and $1,635,970. The absolute dollar increase in general and administrative expenses between the nine-month periods ended September 30, 1999 and 1998 of approximately $331,693 resulted primarily from increased professional fees.

Liquidity and Capital  Resources

Cash Flow

The cash flow for operating activities is impacted by the timing of product shipments and inventory purchases to support new product introductions and revenue fluctuations.

Debt and Equity

In September 1999, the Company reached agreement with its bank on new terms amending the Company's loan agreement, decreasing the commitment from $8,700,000 to $4,550,000. Under the agreement, the Company agreed to undertake certain actions to reduce the line of credit with the bank during 1999. The line of credit expires on January 4, 2001. Management believes the credit facility and other financing programs can accommodate working capital requirements and other cash requirements for the 1999 year and into year 2000.

Accounts Receivable

The reduction in accounts receivable from December 31, 1998 to September 30, 1999 of approximately $3,354,000 is due to the decrease in product sales and improved asset management. The Company did not change its standard credit terms during the period and there has been a material improvement in the aging of accounts receivable during the period from 111 days outstanding at December 31, 1998 to 61 days outstanding at September 30, 1999.

Inventory

Inventory decrease was approximately $628,000 from December 31, 1998 to September 30, 1999. During the three months ended March 31, 1999, the Company transferred equipment amounting to $471,000 to inventory.
The total inventory decrease of about $1,099,000 is principally a result of programs implemented by the Company to reduce the level of component parts in inventory.

Capital Expenditures

The Company does not have any material commitments for capital expenditures at this time.

Foreign Currency Transactions

Management does not currently utilize any derivative products to hedge its foreign currency risk. The Company's foreign subsidiaries' obligations to their parent are denominated in US dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the US dollar and its subsidiaries' functional currencies, currently the British pound, the German mark, the French franc, and the Australian dollar. This exposure is limited to the period between the time of accrual of such liability to the parent in the subsidiaries' functional currency and the time of its payment in US dollars.

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

Year 2000

Many current computer systems and software products were not designed to handle any dates beyond the year 1999. As a result, computer systems and/or software used by many companies may need to be modified prior to the Year 2000 in order to remain functional. Significant uncertainty exists in the hardware and software industry concerning the potential effects associated with such compliance.
In mid-1998, the Company formed an internal task force to evaluate those areas of the Company that may be affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). The Plan focuses on three major areas; the Company's internal business transaction systems, the products the Company sells, and the business transaction systems of its business partners, including suppliers, customers and bankers. To date, the Company has executed approximately one-half of its Plan and anticipates completing the remaining portions of the Plan by the end of calendar year 1999.
Internal Business Transaction Systems
The Company has completed a review of its critical business transaction systems, and its Year 2000 compliance related to business transaction systems is as follows:
All of the Company's systems for processing business transactions prior to and following 12:00 am January 1, 2000 are tested for transaction integrity. This compliance extends to the underlying hardware, operating systems, and other software on which the Company's business system operates. This compliance includes the following transactions and related printed documents: accepting orders from customers, fulfilling customer orders, invoicing customers, crediting customer accounts, applying customer payments, refunding customers, placing orders with vendors, receiving vendor shipments, processing vendor invoices, and paying vendors.
The Company is in the process of evaluating certain ancillary PC office applications (e.g. word processing, spreadsheets, e-mail, etc.) and specialized PC applications including art, drawing and other creative department applications, hardware design and other engineering department applications, software development systems, bank account management, fixed asset management, and stock option database management. This effort will continue through 1999.
The Company has incurred to date no incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs have occurred as a result of normal upgrade procedures. Based on current information, the Company does not expect future costs to modify its information technology infrastructure to be material to its financial condition or results of operations. However, there can be no assurances that there will not be interruptions or other limitations of financial and operating systems functionally or that the Company will not incur significant costs to avoid such interruptions or limitations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

One of the Company's suppliers of disk drives, Micropolis (USA) Inc., filed for a plan of reorganization under Chapter 11 of the Bankruptcy Code. If the Bankrptcy Court does not approve the Plan, then the likelihood is that the case would be converted to one under Chapter 7 of the Bankruptcy Code.

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

	Item 4.  Submission of Matters to a Vote of Shareholders

	At the Company's Annual Meeting of Shareholders held on May 17, 1999 the following individuals were elected to the Board of Directors:
					Votes For	Votes Withheld
Theodore J. Goodlander		10,273,437		62,272
Shigeho Inaoka			10,273,437		62,272
Steven S. Chen			10,273,437		62,272

The vote for the selection of BDO Seidman, LLP as the Company's auditors for the year ending December 31, 1999 was:
					Votes For	Votes Withheld
					10,297,537		 8,713

The vote to approve the 1999 Employee Stock Option Plan was:
					Votes For	Votes Withheld
					 8,134,162	            112,278

	Item 5.  Other Information

	None.

	Item 6. Exhibits and Reports on Form 8-K.

	A.  Exhibit 27, Financial Data Schedule

	B.  Reports on Form 8-K

	      None.

Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORAGE COMPUTER CORPORATION
Registrant

Date:  November 4, 1999 		             /s/ Theodore J. Goodlander
Theodore J. Goodlander
Chief Executive Officer & President