Form 10-K
period 1999-12-31
STORAGE COMPUTER CORP
filed 2000-04-17
CIK 933452

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

		Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
for the fiscal year ended December 31, 1999

Commission File Number 1-13616


STORAGE COMPUTER CORPORATION
(Exact name of Registrant as specified in its charter)

     DELAWARE
02-0450593
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)
     11 RIVERSIDE STREET, NASHUA, NEW
HAMPSHIRE
03062-1373
(Address of Principal Executive Offices)
(Zip Code)
(603) 880-3005
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the act:

Common Stock  $0.001 par value				           American
Stock Exchange
(Title or Class)

Securities registered pursuant to section 12(g) of the act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding twelve months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
										Yes   X     No

 Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-K or any
amendments to this Form 10-K.    X

The aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $43,750,960 at April 10, 2000.

At March 31, 2000 there were issued and outstanding 11,929,754 shares of the Registrant's Common Stock, with a par value of $.001.

Documents Incorporated by Reference
Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders to be held on June 12, 2000 are incorporated by reference into Part III hereof.




STORAGE COMPUTER CORPORATION

Securities and Exchange Commission
Item Numbers and Description



PART I
PAGE
ITEM
1
Business
3
ITEM
2
Properties
10
ITEM
3
Legal Proceedings
10
ITEM
4
Submission of Matters to a Vote of
Security Holders
11




PART II

ITEM
5
Market for Registrant's Common
Equity


And Related Stockholder Matters
12
ITEM
6
ITEM
7
Selected Financial Data
Management's Discussion and Analysis
of Financial
13

Condition and Results of Operations
14
ITEM
7A
Quantitative and Qualitative
Disclosure About Market Risk
22

ITEM
8

ITEM
9

Financial Statements and
Supplementary Data

Changes in and Disagreements with
Accountants

23

on Accounting and Financial
Disclosure
23




PART III

ITEM
10
Directors and Executive Officers of
the Registrant
24
ITEM
11
Executive Compensation
24
ITEM
12
 Security Ownership of Certain
Beneficial Owners


and Management
24
ITEM
13
Certain Relationships and Related
Transactions
24





ITEM
14



PART IV


Exhibits, Financial Statement
Schedules and reports on Form 8-K





15





Inasmuch as the calculation of shares of Registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, such calculation has been made solely on the basis of information, reports and notices filed by affiliates of the Registrant under the Securities Exchange Act of 1934, as amended. The aggregate market value of Common Stock indicated is based upon the closing sale price of the Common Stock ($11.00) as reported by the American Stock Exchange for trading on April 10, 2000. All outstanding shares beneficially owned by executive officers and directors of the Registrant or by any shareholder beneficially owning more than 5% of Registrant's common stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.




PART I

ITEM 1.  Business

The Company

Storage Computer Corporation (the "Company" or "SCC") develops and manufactures software-driven multi-host storage solutions used to drive core business applications. Storage Computer solves its customers' business problems through its StorageSuiteT product line and patented OmniRAIDT and OmniFORCET storage software. Based on an open systems, standards-based architecture, these solutions support highly interactive applications; many different servers accessing the same data; and multiple users accessing data from different locations.

The Company pioneered the RAID 7r technology incorporated in its Virtual Storage ArchitectureT, which forms the basis for its StorageSuiteT product family. Based upon this performance-optimized architecture, the StorageSuiteT family combines intelligent controller, disk drive, and memory technology with patented memory mapping techniques and a powerful real-time operating system to deliver high-performance and data protection across the mix of applications found in today's open system environments.

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

Industry Overview

The computer systems market is undergoing a dramatic shift to new information processing modes, such as client/server computing incorporating enterprise databases, data warehousing, image processing, multi-media, video-on-demand, virtual reality processing and Internet/Intranet services. These new application modes are increasing demand for data storage that is scalable in terms of capacity, performance, connectivity and manageability. The market for high performance storage is also driven by host computing platforms which continue to make quantum leaps in processing performance. The Company believes that users and networks will increasingly demand high-performance storage systems to eliminate performance bottlenecks and to take full advantage of increased server/workstation processing power. International Data Corporation
(IDC), a Framingham, MA research firm, predicts disk storage compound annual growth rates of 88.1% for UNIXr and 133.8% for Windows NTr between the years 1997 and the year 2001. The U.S. Department of Commerce predicts that the data storage market will grow to $1 trillion by the year 2004. Based on the market estimates of IDC, the Company believes the market space for its products is in the range of $6 billion to $10 billion annually.

RAID Technology

The Company's product line is based on RAID storage technology. RAID technology links together several industry standard disk drives into a single large disk drive using a combination of hardware, firmware and software to achieve extremely fast data transfer rates, high levels of redundancy and large storage capacities at a relatively lower cost than embedded storage solutions.

Virtual Storage Architecture

Storage Computer's unique Virtual Storage ArchitectureT (VSA) forms the basis for all its StorageSuiteT product families. VSA views the storage area as a whole, coherent and extendible space, a "storage fabric," which can be allocated to multiple hosts concurrently.
The intelligent storage management system controls the interaction between the attached host processors and the physical drives. It tracks the location of every piece of information and allows the host to access that data. Employing dedicated independent I/O channels for each disk drive, the system transfers data to the hosts and the processors asynchronously. In the extensions to the architecture, additional performance optimizations are achieved by fully distributing the intelligence, memory, parity and flow control throughout the array. By controlling data flow, the system reduces or eliminates the processing bottlenecks inherent in many other storage implementations.

The STORAGESUITET Product Family

SERIES:70 DESKTOP STORAGE SERVER:
Provides flexible high performance storage for departmental workgroups and server clusters. An intelligent storage solution for applications with smaller storage requirements, the DESKTOP STORAGE SERVER scales to 218 GB and supports up to two external channels for host connections.
SERIES:71 STORAGE SERVER:
Provides high performance storage for large departmental workgroups and server clusters. An intelligent storage solution for users with medium-to-large storage capacity requirements, the STORAGE SERVER scales up to 1
TB+ and supports up to four external channels for host connections.
SERIES:72 OMNIRAIDT SERVER:
Enables widely diverse applications to share centrally managed storage with optimal performance, data protection, efficiency, and flexibility.
OMNIRAID SERVERS enable multiple data protection levels to be set at the logical transaction or data set level, independent of the physical array topology. Ideal for regional operating divisions, large workgroups, or medium-sized enterprises, the OMNIRAID SERVERS scales up to 2 TB+ and supports up to 12 external channels for host connections.
SERIES:73 OMNIRAID SUPERSERVERT:
Provides enterprise-class storage services enabling widely diverse applications across an enterprise to share centrally managed storage with optimal performance, data protection, efficiency, and flexibility. The highest performing storage server in the industry, the OMNIRAID
SUPERSERVER delivers even higher read and write performance than the OMNIRAID STORAGE SERVER. Ideal for both high-performance commercial applications and very high bandwidth applications, the OMNIRAID
SUPERSERVER supports storage environments to 2 TB+ and 12 external channels for host connections.
	SERIES:74 OMNIRAID SUPERSERVER/ES:
	At the top end of the highest performing storage servers in the industry, the OMNIRAID SUPERSERVER/ES delivers even higher read and write performance than the OMNIRAID SERVER. Ideal for very high bandwidth applications, the OMNIRAID SUPERSERVER/ES supports clustered storage environments up to 16 TB and 48 external channels for host connections.

Disaster Recovery and Business Continuance Products

OMNIFORCE is an advanced intelligent software product that runs on the SERIES:73 and 74 OMNIRAID SUPERSERVER/ES. It provides an online data protection facility to allow primary production sites to be multi-level mirrored, locally and/or remotely, to ensure "hot recovery" of critical data to keep the business running with minimal interruption of service. OMNIFORCE offers scalable data continuity features, such as the ability to configure multiple concurrent levels of local and remote data protection, based on data prioritization. OMNIFORCE provides fully user-scalable protection at the file level, rather than the array level. Six levels of mirroring are supported: intramirroring, local, cross, remote, replicated, and reflective.
The Company entered into OEM agreements during 1998 with ATL Products and Intelliguard Software to offer serverless backup. This combination of OMNIRAID STORAGE SERVERS with ATL's tape library and Intelliguard's Celestra backup software will enable the Company's OMNIRAID products to perform realtime backup, without requiring host intervention, at speeds ranging up to one terabyte per hour.

Storage Management

STORAGE ADMINISTRATORT enhances the monitoring and control of the Company's storage product using an open, standards-based management protocol, SNMP (Simple Network Management Protocol), the industry-standard IP (Internet) communications protocol and a built-in Ethernet LAN (local area network) connection. This "open systems" design allows information from the Storage Administrator to be accessed through any SNMP management station, and alarm conditions can be sent to multiple managers simultaneously, anywhere in the world, over local or remote network connections. Mission-critical applications requiring uninterrupted access to data on the arrays are protected by operational controls within the Storage Administrator, which enable early detection and automatic alert notification when any user-defined alarm thresholds are reached. This advanced "Call Home" technology can simultaneously report to local, regional, or to the Company's global corporate monitoring center.

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

Year 2000

At the turn of Year 2000, the Company experienced no material events in any of its products externally, or in its internal business transaction systems after 12:00 AM January 1, 2000, and anticipates no future issues as a result of the Year 2000 problem.
Many computer systems and software products were not designed to handle any dates beyond the year 1999. As a result, computer systems and/or software used by many companies may have needed to be modified prior to the Year 2000 in order to remain functional. Significant uncertainty existed in the hardware and software industry concerning the potential effects associated with such compliance.
In mid-1997, the Company formed an internal task force to evaluate those areas of the Company that may have been affected by the Year 2000 problem and devised a plan for the Company to become Year 2000 compliant in a timely manner (the "Plan"). The Plan focused on three major areas; the Company's internal business transaction systems; the products the Company sells and the business transaction systems of its business partners, including suppliers, customers and bankers. To date, the Company has completed the execution of its Plan and anticipates no further testing on this issue.
Internal Business Transaction Systems
The Company had completed a review of its critical business transaction systems, and its Year 2000 compliance related to business transaction systems is as follows:
All of the Company's systems for processing business transactions prior to and following 12:00am January 1, 2000. This compliance extended to the underlying hardware, operating systems, and other software on which the Company's business system operates. This compliance included the following transactions and related printed documents: accepting orders from customers, fulfilling customer orders, invoicing customers, crediting customer accounts, applying customer payments, refunding customers, placing orders with vendors, receiving vendor shipments, processing vendor invoices, and paying vendors. The Company incurred no loss of function to date and no incremental material costs associated with its efforts to become Year 2000 compliant, as the majority of the costs which had occurred were as a result of normal upgrade procedures. Based on current information, the Company does not expect any future costs to modify its information technology infrastructure to be material to its financial condition or results of operations. However, there can be not assurances that there will not be interruptions or other limitations of financial and operating systems functionally or that the Company will not incur significant costs to avoid such interruptions or limitations.
Products the Company Sells
The Company had completed a review of its manufactured product line and third party products and software sold by Storage Computer for Year 2000 compliance. The Company's Year 2000 compliance related to the products it sells is as follows:
All StorageSuite storage products are Y2K compliant. The Company had completed its review and testing of all products. Current and past products are currently Y2K compliant as will be any future product developments. Expenditures related to this portion of the Company's Y2K plan were expensed as incurred and are immaterial in their impact on the Company's operating results.
The Company is continuing to work with its major vendors and suppliers to ensure that the Company's manufacturing and infrastructure systems will not experience any difficulties as a result of their products. Any effects on the Company's results of operations as a result of such parties' failures are not estimable. However, management does not believe that any individual vendor's failure to comply will have a material effect on the Company's products, financial condition or continuing operations.
The Company's Business Partners
The Company's suppliers (particularly sole-source and long lead-time suppliers), key customers and other key business partners (e.g. bankers) experienced no material events or significant computer outages related to Y2K issues at the turn of the year 2000. In the event any of the Company's suppliers, key customers or business partners encounter any lingering, latent Year 2000 problems in the future, such an event may have a material adverse effect on the Company's results of operations. Management does not anticipate any significant event from any latent Year 2000 issues which could also have a material adverse effect on the Company.
The Company has incurred to date no incremental material costs associated with the Year 2000 issue. Based on current information, the Company does not expect future costs, if any, to be material to its financial condition or results of operations. Costs incurred relating to Year 2000 issue were expensed by the Company during the period in which they were incurred.

Competition

The information storage market is extremely competitive. Companies such as Compaq, EMC Corporation, IBM Corporation, Hewlett-Packard, NCR Corporation, Storage Technology, Sun Microsystems, and more than 100 other public and private companies provide disk arrays for a wide variety of computer systems, workstations and PCs. Although SCC is currently unaware of any other vendor offering an asynchronous transfer RAID 7 disk array, there can be no assurance that the Company will be able to compete successfully against existing companies or future entrants to the marketplace. While the Company believes that the price-performance characteristics of its products are currently competitive, increased competition including the introduction of new products by the Company's competitors, could result in price reductions, reduced gross margin and loss of market share, any of which could materially adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Sales And Marketing

Domestic. The Company's products are sold domestically through a combination of direct sales personnel, value-added resellers and other distributors. The Company's direct sales organization coordinates the activities of the Company's resellers and distributors and seeks to actively participate with them in selling efforts in order to enable the Company to establish strong direct ties with its customers and end users.
International. The Company has established several different operational methods in order to penetrate and develop international markets. The Company uses distributors and value-added resellers, combined with the selling efforts of wholly-owned subsidiaries, and affiliated, minority-owned entities, to penetrate certain international markets and maximize returns on its marketing and sales efforts.
Storage Computer Europe, GmbH, a wholly-owned subsidiary of the Company located in Kelkheim, Germany, provides sales and product support throughout Central and Eastern Europe. In September 1992, the Company entered into a joint venture agreement as a minority shareholder and formed Storage Computer
(Asia) Ltd. for the purpose of selling and servicing the Company's products in Hong Kong and China. Similarly, in December 1995, the Company made a minority equity investment in Open Storage Solutions, S.A., in France, for the purpose of collaborating to sell and service products in France. Storage Computer (UK) Ltd. manufactures products and supports the sales and service of the Company's products in certain countries in Western Europe. In October of 1998 the Company made an additional investment in Open Storage Solutions, S.A.,and acquired majority interest. In February of 1998 the Company formed Storage Computer Pty., Ltd. for the purpose of sales and support in Australia.
The remaining international markets served by the Company are coordinated and supported from the United States through the use of the Company's independent distributor network. The Company's distributors are responsible for penetrating and developing their respective markets, providing support and maintenance services and maintaining an inventory of spare parts. The distributors are also responsible for establishing relationships with value-added resellers, who sell the Company's products to final end users. (See the Company's financial statements included elsewhere herein for more detailed information regarding revenues.)

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

Research And Development

Since its inception, the Company has made substantial investments in research and development. The Company believes that its future performance will depend in large part on its ability to maintain and enhance its current products, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. The Company's future growth depends substantially upon the success of the Company's StorageSuite product line and related products as well as new products which may be developed; however, there can be no assurance that the Company's products will attain broad market acceptance. Due to the complexity of the engineering effort required to produce new data storage subsystem products, the development and commercial exploitation of new products are subject to significant technical risks. There can be no assurance that new products will be introduced on a timely basis or at all. If new products are delayed or do not achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected. In addition, there can be no assurance that customers will not defer orders in anticipation of new product introductions by the Company or its competitors.
Products like those offered by the Company may contain undetected software errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.
The Company's total expenses for research and development for fiscal years 1999, 1998 and 1997 were $1,980,988, $4,258,249 and $2,851,739 respectively.
Research and development efforts are expected to be focused on increasing the individual capabilities and performance of existing products and developing new value added software and hardware products to provide the Company's installed base with greater functionality, as well as to attempt to expand that installed base.

Proprietary Rights

The Company's policy is to protect its technology by, among other things, filing patent applications with respect to technology considered important to the development of its business. The Company has been awarded certain U.S. patents and has additional U.S. patent applications pending. Foreign counterparts of certain of these applications have been filed or may be filed at the appropriate time. The Company decides on a case-by-case basis whether and in what countries it will file foreign counterparts of a U.S. patent application.
The Company believes that its products, trademarks and service marks do not infringe on the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future. If such a claim is made, the Company will evaluate the claim as it relates to its products and, if appropriate, may seek a license to use the protected technology. There can be no assurance that the Company would be able to obtain a license to use any such protected technology or that any such license could be obtained on terms that would not have a material adverse effect on the Company. If the Company or its suppliers are unable to license any such protected technology, the Company could be prohibited from incorporating or marketing such products. The Company could also incur substantial costs to redesign its products or to defend any legal action taken against it. In the event the Company's products are found to infringe protected technology, the Company could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

The Company requires all employees, and technical and other consultants and advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. All of the Company's key technical employees have also entered into agreements providing for the assignment of rights to inventions made by them while in the employ of the Company. Although the Company continues to take protective measures to protect its proprietary technology, there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect the Company's rights to the same extent as U.S. law.
 During 1999, the Company completed a thorough evaluation of its patents, claims and other intellectual property rights. Upon completion of such evaluation, management firmly believes that several of its patents have been infringed by several manufacturers in the computer storage marketplace. Presently, the Company is aggressively pursuing the enforcement of its intellectual property rights secured by the patents and has retained a major law firm, on a contingency basis, to enforce the Company's rights. The Company will be seeking royalties for the past infringement in addition to licensing agreements covering future production and sale of such infringing products.

Employees

As of December 31, 1999, the Company had 62 full time employees. Of the total, 46 were based in North America, 9 in the United Kingdom, and 7 in Germany. The Company's ability to develop, manufacture and market its products and to establish and maintain a competitive position in its industry will depend, in large part, upon its ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a collective bargaining agreement.



ITEM 2.  Properties
The Company currently leases, from an affiliate, a 35,000 sq. ft. facility which is occupied by its light manufacturing, research and development and office operations in Nashua, New Hampshire. In 1999, the Company paid a monthly rental of $18,800 to lease this facility. The current monthly rental is $18,800 which the Company believes is comparable to rentals of similar properties in the area and indicative of the fair market rental which could be obtained from an unrelated third party in an arm's-length transaction. See "Item 13 - Certain Relationships and Related Transactions." The Company leases all of its domestic and international outside sales offices. All Company properties and premises are adequately protected by insurance coverage. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3.  Legal Proceedings
           During 1999, the Company settled its claims against one of its disk drive suppliers Micropolis (USA), Inc. and its parent company, Micropolis Singapore Ltd. As part of the settlement, the Company filed an allowed claim against Micropolis (USA) Inc., with the Bankruptcy Court and final payment is expected to be approximately ten percent of the claim. All settlement sums in agreement with the bankruptcy court have either been received or are expected to be received by June 30, 2000. Also in 1999, the claim against Micropolis Singapore Ltd. was filed with the bankruptcy court in Singapore and payment was received in settlement of the claim as part of that company's liquidation. The Company does not believe that its involvement in, final settlement of, litigation costs or settlement receipts will have any material effect on the Company's business, operating results or financial condition.

       The Company is not involved presently in any other material legal proceedings that the Company believes would have a material effect upon its business, operating results or financial condition. However, the Company is involved in various other minor legal actions in the ordinary course of its business. While the Company currently believes that the amount of any ultimate potential loss would not be material to the Company's financial position, the outcome of these actions is difficult to predict. In the event of such adverse outcome, the ultimate potential loss could have an adverse effect on the Company's financial position or reported results of operations in a particular quarter.

    ITEM 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company's security holders during its fourth quarter of the fiscal year ended December 31, 1999.


PART II

	  ITEM 5.  Market For Registrant's Common Equity And Related Stockholder
Matters

The Company's Common Stock is traded on the American Stock Exchange under the symbol "SOS".

The following table sets forth the range of the high and low closing sales prices for the Common Stock of the Company for the fiscal years ended December 31, 1999 and 1998, as reported by the American Stock Exchange.

	FISCAL 1999

High


Low

First Quarter

$3.50
$1.9
4
Second Quarter

$2.38
$1.5
0
Third Quarter

$1.88
$0.8
8
Fourth Quarter

$5.63

$0.7
5

	FISCAL 1998

High


Low
First Quarter

$9.62
$5.50
Second Quarter

$7.38
$3.63
Third  Quarter

$4.38
 $2.44
Fourth Quarter

$5.00
 $1.00

On March 31, 2000, there were 330 record holders of the Company's Common Stock. The Company believes the actual number of beneficial owners of the Common Stock is much greater than the stated number of holders of record because a number of the shares of the Company's Common Stock is held in custodial or nominee accounts for the benefit of persons other than the record holder.
The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company is also restricted from paying cash dividends under the terms of its bank credit facility.

During the first quarter of the Company's fiscal year 2000, the common stock traded at increased prices, ranging from a low closing price of $3.31, to a high closing price of $15.88.


	ITEM 6.	Selected Financial Data

The following data, insofar as it relates to the three fiscal years 1997 through 1999 (except for the 1997 Balance Sheet Data) has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheet as of December 31, 1999 and December 31, 1998, and the related Consolidated Statement of Operations for each of the three years in the period ended December 31, 1999, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as December 31, 1997, December 31, 1996 and December 31, 1995, and the Statement of Operations Data for the fiscal years 1996 and 1995, has been derived from the historical financial statements of the Company for such periods.

YEAR ENDED DECEMBER 31
STATEMENT OF OPERATIONS DATA


1999
1998
1997
1996
1995
Revenue
$10,525
,658
$17,051,
749
$37,146
,103
$31,011
,429
$23,130,
413
Cost of Revenue

6,303,1
25

11,838,6
57

18,152,
978

15,326,
909

12,054,2
65
Gross Profit

4,222,5
33

5,213,09
2

18,993
,125

15,684,
520

11,076,1
48
Operating
Expenses





Research and
development
1,980,9
88
4,258,24
9
2,851,7
39
2,785,2
80
2,116,54
2
Selling and
marketing
4,098,3
47
8,871,80
5
7,959,5
21
6,117,9
47
5,469,23
8
General and
Administrative
2,357,2
54
2,387,74
8
1,526,4
77
1,186,2
39
1,089,79
7
Write Down of
Investment

0


2,094,13
4

0

0
      0
Total
8,436,5
89
17,611,9
36
12,337,
737
10,089,
466

8,675,57
7
Operating Income
(loss)
(4,214,
056)
(12,398,
844)

6,655,3
88

5,595,0
54

2,400,57
1
Other income
(expense)

(562,13
9)

(636,668
)

(399,63
5)

(92,523
)

58,986
Income (loss)
before income
taxes
(4,776,
195)
(13,035,
512)

6,255,7
53

5,502,5
31

2,459,55
7
Provision
(benefit) for
income taxes

(199,86
8)

(2,145,0
20)

2,364,0
00

440,980

(27,038)
Net income
(loss)
$(4,576
,327)
$(10,890
,492)
$
3,891,7
53
$
5,061,5
51
$
2,486,59
5
Net income
(loss) per
diluted share
$
(.40)
$
(.97)
$
 .33
$
 .43
$
 .21
BALANCE SHEET
DATA





Total assets
$14,228
,668
$
22,899,9
02
$30,811
,953
$
20,935,
309
$
14,767,6
14
Long term
obligations
$
1,176,0
00
$
710,000
$
710,000
$
742,672
$
1,565,10
0

			ITEM 7. Management's Discussion and Analysis of Financial Condition And
Results of Operations
Forward-looking Statements
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 CONTAINS CERTAIN SAFE
HARBORS REGARDING FORWARD-LOOKING STATEMENTS. FROM TIME TO TIME, INFORMATION
PROVIDED BY THE COMPANY OR STATEMENTS MADE BY ITS DIRECTORS, OFFICERS OR
EMPLOYEES MAY CONTAIN "FORWARD-LOOKING" INFORMATION SUBJECT TO NUMEROUS
RISKS AND UNCERTAINTIES. ANY STATEMENTS MADE HEREIN THAT ARE NOT STATEMENTS OF
HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO,
STATEMENTS CONCERNING THE CHARACTERISTICS AND GROWTH OF THE COMPANY'S MARKETS
AND CUSTOMERS, THE COMPANY'S OBJECTIVES AND PLANS FOR FUTURE OPERATIONS AND
PRODUCTS AND THE COMPANY'S EXPECTED LIQUIDITY AND CAPITAL RESOURCES. SUCH
FORWARD-LOOKING STATEMENTS ARE BASED ON A NUMBER OF ASSUMPTIONS AND INVOLVE A
NUMBER OF RISKS AND UNCERTAINTIES, AND, ACCORDINGLY, ACTUAL RESULTS COULD
DIFFER MATERIALLY. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE
NOT LIMITED TO: THE CONTINUED AND FUTURE ACCEPTANCE OF THE COMPANY'S PRODUCTS;
THE RATE OF GROWTH IN THE INDUSTRIES OF THE COMPANY'S PRODUCTS; THE PRESENCE
OF COMPETITORS WITH GREATER TECHNICAL, MARKETING AND FINANCIAL RESOURCES; THE
COMPANY'S ABILITY TO PROMPTLY AND EFFECTIVELY RESPOND TO TECHNOLOGICAL CHANGE
TO MEET EVOLVING CUSTOMER NEEDS; RISKS ASSOCIATED WITH SALES IN FOREIGN
COUNTRIES; AND THE COMPANY'S ABILITY TO SUCCESSFULLY EXPAND ITS OPERATIONS.

Liquidity and Capital Resources

 Cash flow
Cash flow from operations in 1999 has increased significantly as compared to 1998 and 1997. As compared to 1998, 1999 cash flow from operations increased primarily due to a reduced net loss, an income tax refund received and a decrease in inventories. As compared to 1997, 1999 cash flow from operations increased primarily due to a collection on accounts receivable, the income tax refund received and a reduction in inventories. Cash used in investing activities was insignificant in 1999 as compared to 1998 and 1997 due to reductions in capital expenditures and the acquisitions of other assets because of the Company's limited working capital. Cash flow from financing activities was positive in 1997 and 1998 because the Company increased its borrowings under its bank credit line. In 1999, the Company reduced its balance on its line of credit resulting in using cash for financing activities. See the Statements of Consolidated Cash Flows included in the financial statements included elsewhere herein for additional information.

Accounts Receivable
The reduction in accounts receivable from December 31, 1998 to December 31, 1999 of $4,436,274 was due to the reduced level of revenue during the 1999 year and additional allowances made for doubtful accounts.


Inventory
Inventory decreased $1,467,563 from December 31, 1998 to December 31, 1999. During 1999 the Company continued programs to reduce the level of component parts in inventory. The investment in inventory is impacted by several factors, including, but not limited to, new product and product enhancement introduction; the increased cost of parts associated with larger storage units; the timing of purchased component parts such as disk drives; the non-recognition of revenue and corresponding inventory increases due to inventory transfers deemed to be evaluation units; and increased inventory locations throughout the United States and Europe.

Total Assets
The Company's total assets for the fiscal years 1999, 1998, 1997, 1996 and 1995 were $14,228,668, $22,899,902, $30,811,953, $20,935,309, and
$14,767,614, respectively. Based on historically significant fluctuations for the Company's Total Assets over the past five years, the Company's management cannot predict whether the trend of the last three years will continue, plateau or reverse itself.
Borrowing Arrangements
The Company has a revolving credit facility which originally expired on January 4, 2000. Previously, the Company had signed an amended loan agreement with the bank, decreasing the commitment from a $10,300,000 secured demand line of credit to $6,900,000, which was used for the working capital needs of the Company. The amended loan agreement is secured by the Company's assets and requires, among other things, maintenance of a defined minimum tangible net worth. Borrowings against such credit facility bear interest at the bank's prime rate plus a stipulated fee. As of December 31, 1999 the Company had drawn down $6,513,771 against the credit line. The credit line was further amended, and extended to expire on May 5, 2000. Further, the Company also received a commitment letter from its bank to extend the due date of up to $3,550,000 of the balance due under its line of credit to January 2000.

Working Capital
The Company's working capital at December 31, 1999 was $545,393. In management's opinion, the Company's current working capital position, together with anticipated receipt of various equity investments and other financing proceeds which the Company is seeking, and cash from operations, will be sufficient to accommodate working capital requirements for the fiscal year ending December 31, 2000. The Company's working capital at December 31 of 1998 and 1997 was $3,398,897 and $12,605,866, respectively. Based on historically significant fluctuations for the Company's Working Capital over the past three years, the Company's management cannot predict whether the trend of the last three years will continue, plateau or reverse itself.
Equity Financing
The Company has been actively seeking equity financial investment partners and is currently negotiating the final terms with several investors. The Company is in receipt of several investors' offers to purchase $7,000,000 of convertible preferred stock of the Company.



Results of Operations
The following table presents the Company's consolidated statement of operations stated as a percentage of revenue for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.

 1999
 1998
  1997

1996
1995
Revenue

100.00%

100.00%

100.00%
100.00%
100.00%
Product cost

59.88

69.43

48.87
49.42
52.11
Gross margin

40.12

30.57

51.13
50.58
47.89
Operating Expenses





     Research and
development
18.82

24.97

7.68
8.98
9.15
     Selling and marketing

38.94

52.03

21.43
19.73
23.65
     General and
administrative
22.40

14.00

4.11
3.83
4.71
   Write Down of Investment
0

12.28

0
  0
  0
     Total
80.16

103.28

33.22
32.54
37.51
Operating income (loss)
(40.04)

(72.71)

17.91
18.04
10.38
Other income (loss)(expense)

(5.34)

(3.73)

(1.08)
(.30)
  0.26
Income (loss) before income
taxes
(45.38)

(76.44)

16.83
17.74
10.64
Provision for income taxes






     Current tax (benefit)

(1.90)

(12.58)

5.44
6.00
3.76
     Deferred tax (benefit)

0

0
      .
93
(4.58)
(3.88)
     Total

(1.90)

(12.58)

6.37
1.42
(0.12)
Net income (loss)

(43.48)
%

(63.86)
%
10.46%
16.32%
10.76%

Revenue
Revenue for the year ended December 31, 1999 was $10,525,658 reflecting a decrease in combined product sales of $6,526,091 or 38%, compared with the year ended December 31, 1998. Revenue for the year ended December 31, 1998 was $17,051,749, reflecting a decrease in combined product sales of $20,094,354 or 54% compared with the year ended December 31, 1997. The decrease in revenue resulted from a variety of causes including, but not limited to, continued constriction in the existing customer base due to customer concern as to the Company's financial condition, delay in the delivery of several upgrade features, and restricted working capital conditions impeded the sales efforts toward reestablishing the re-seller sales and marketing channel until late in the fiscal year end.

During the year the Company undertook the following actions to facilitate the cohesive focus towards revenue growth: appointed a new Senior Vice President of Sales and Marketing and commenced a restructuring, including the expansion of North America territories from three designated regions to five regions, the initiation of the plan to re-establish the re-seller sales channel, and consolidation of the European sales, marketing and service organizations; implemented strategic marketing programs and product repositioning and pricing directives with respect to the Company's existing products offering. The Company believes these actions will provide revenue growth that will enable the Company to return to profitability.


Revenue by geographic region expressed as a percentage of total revenue is as follows:



Year Ended
December 31,
1999
Year Ended
December 31,
1998
Year Ended
December 31,
1997
North America
44%
54%
50%
Asia
22%
22%
23%
European Sales
33 %
22%
26 %
Other Regions
1%
2%
1%




The shift in revenue resulted from a reduction in the U.S. direct sales force. For the years ended December 31, 1999, 1998 and 1997, sales to one customer were in excess of ten percent of revenue.

All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales occurring through the Company's subsidiaries located in England and Germany are conducted in the local functional currency.

Product Cost
      Product cost for the years ended December 31, 1999, 1998 and 1997 was $6,303,000, $11,839,000 and, $18,153,000, or 60%, 69% and 49%, of revenue, respectively.
 The increased product costs as a percentage of revenue in 1999 and 1998, as compared to 1997, are attributable to various factors, including, but not limited to, a lower dollar product margin contribution to cover non-variable expenses associated with product production and support and increased provisions for inventory obsolescence, based on various factors.

Research and Development
Research and development expenses for the years ended December 31, 1999, 1998 and 1997 were $1,981,000, $4,258,000, and $2,852,000, or 19%, 25% and 8%
of revenue, respectively.
In 1998 the Company had increased expenditures for research and development in order to maintain the technology advantage for its software, and to develop new hardware packaging. These increased expenditures resulted from the Company's emphasis on completion of new hardware, from continued prototype and piece-part costs, as well as payments to contractors for out-sourced design and development costs associated with the project. In 1999, the Company decreased its expenditures due to the decreased revenue and cash flow. The limited cash resources limited new product development and costs were restricted to providing continuous software upgrades and support for its existing products.

 	Sales and Marketing
Sales and marketing expenses for the years ended December 31, 1999, 1998 and 1997 were $4,098,000, $8,872,000, and $7,960,000 or 39%, 52% and 21% of
revenue, respectively. The increase in absolute dollar expenditures from 1997 to 1998 was due to increased headcount and resulting support expense associated with the company's expansion of the direct sales force and implementation of strategic marketing programs introduced in the fourth quarter of 1998, and increased allowance for bad debts. In 1999, the Company decreased its expenditures due to the decreased revenues and a decrease in headcount.

General and Administrative
General and administrative expenses for the years ended December 31, 1999, 1998 and 1997 were approximately $2,357,000, $2,388,000 and $1,526,000, or
22%, 14% and 4% of revenue, respectively. These expenses remained constant between 1998 and 1999 as the Company elected to maintain its core facilities and personnel. In 1999, this enabled the Company to maintain its in-house manufacturing operations and service department, which provided for the proper level of maintenance and service required by the customer base of installed equipment at various customer locations.

Loss on Investment
In August, 1998, the Company acquired, in conjunction with another investor, ownership of a new product technology developed by a former customer ("the developer"). The transfer of ownership was effected through a series of transactions. During the third quarter 1997 the Company reclassified a delinquent account receivable to a long term asset in its financial statement
and entered negotiations to secure the debt.   In March 1998, the parties
agreed to convert the account receivable to convertible preferred stock. When the developer failed to file a timely registration statement the Company surrendered that stock and entered into new negotiations. In return for additional cash advances made by the Company and the other investor, the ownership of the technology was transferred. The developer was granted an exclusive license to manufacture the new product and the purchase and sale agreement provided for royalty payments to the purchasers. Subsequently, the developer ceased doing business which caused the Company to terminate the license agreement. At the end of 1998, the Company wrote down its investment on this asset to $100,000.
 Additional significant resources would have been required to continue research and development on the new product technology, and to bring it to market. The Company did not have the additional resources to enter such business at that time. Citing the costs, the previous write down of such asset's value to a nominal amount and the potential for a long delay in recovering the value of the investment and the associated risks of such delay, the Company sold the technology for $100,000 in 1999.

Other Income(Expense)
Other Income (Expense) aggregated $562,000, $637,000 and $400,000 in the years 1999, 1998 and 1997, respectively. The major component of other income (expense) is interest expense, which increased from 1997 to 1999, as the result of increased short-term borrowing under the Company's line of credit.

Provision for Federal and State Income Taxes
The provision for federal, state and foreign income taxes (benefit) aggregated ($200,000), ($2,145,000) and $2,364,000 for the years 1999 through
1997, respectively. The aggregate tax rate percentage was (4%), (16%) and 38% for the same periods.
The 1999 and 1998 tax benefits were the result of a tax loss carryback to earlier reporting periods.
At December 31, 1999, the Company has deferred tax assets recorded in its statement of financial position of $2,194,000 that is net of a valuation reserve of $4,599,000 on total deferred tax assets of $6,793,000. The amount of the unreserved tax asset, $2,194,000, is based on management's determination of the amount of tax benefit to be realized in the relatively near term.


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

The Euro Conversion
		During 1998, the Company investigated the impact of the euro conversion on its subsidiaries in the United Kingdom and in Germany.  Because Germany is a
participating country, the Company purchased accounting software in order to accommodate the dual currency requirements for the transition period. The purchase of that software was accounted for in accordance with the Company's accounting policy for asset capitalization.  The Company does not expect the euro conversion to have a material impact on its business or its financial condition.
Inflation
The Company does not believe that inflation has had a material impact on its operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's Stock Price is Volatile
The Company's stock price, like that of other technology companies, is subject to significant volatility because of factors such as:
- the announcement of new products, services or technological innovations by the Company or its competitors
- quarterly variations in its operating results
- changes in revenue or earnings estimates by the investment community
- speculation in the press or investment community
- failure to meet earning expectations
In addition, the Company's stock price may be affected by general market conditions and domestic and international economic factors unrelated to the Company's performance. Further, until recently, the Company's stock was thinly traded. Because of these factors, recent trends should not be considered reliable indicators of future stock prices or financial results.


The Company's Business May Suffer If It Cannot Protect its Intellectual
Property
The Company generally relies upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain the Company's proprietary rights in its technology and products. However, there can be no assurance that any of the Company's proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect the Company's proprietary rights to the same extent, as do the laws of the United States. Therefore, there can be no assurance that the Company will be able to adequately protect its proprietary technology against unauthorized third-party copying or use, which could adversely affect the Company's competitive position. Further, there can be no assurance that the Company will be able to obtain licenses to any technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost.

Intellectual Property Rights
The Company is aggressively pursuing the enforcement of its intellectual property rights after an extensive patent review conducted in 1999. Subsequently, the Company retained a major law firm to enforce these rights against infringing parties, which management believes to be extensive. Despite the Company's and its legal representatives' efforts, there can be no assurance or predictability as to any amount of recovery or the length of time it will take the Company to recover any royalties or license fees which may be recoverable. Despite the Company's efforts to protect its intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

Development of New Products and Solutions
The Company must make continuous investment in research and development to maintain its ongoing effort to continually improve its products and provide innovative solutions to its customers. The development of software products is a difficult and costly process and subject to many other products' requirements. The Company's inability to timely deliver new products in the past has had an adverse effect on the Company's operating and financial results. There can be no assurance that the Company will be able to effectively develop new products in the future.

Competition
The Company competes with many established companies in the computer storage and server industries and certain of these companies have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunity to address customers' various information technology requirements than the Company. The Company's business may be adversely affected by the announcement or introduction of new products by its competitors, including hardware, software and services, price reductions of its competitors' equipment or services and the implementation of effective marketing strategies by its competitors. Competitive pricing pressures exist in the computer storage and server markets and have had and may in the future have an adverse effect on the Company's revenues and earnings. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices in order to preserve or gain market share, which the Company cannot foresee. The Company currently believes that pricing pressures are likely to continue. The relative and varying rates of product price and component cost declines could have an adverse effect on the Company's earnings.
Rapid Technological Changes
The computer industry is changing both dramatically and rapidly. The development of "open systems computing", the introduction of the Internet, new fibre technologies (SAN) and the increasing storage density in disk drive technologies, have caused an increase in new product development and shorter time to bring the new products to market. While the Company believes that its Virtual Storage Architecture and StorageSuite products are advanced when compared to competitive products, and compliment many other products utilized in total customer solutions, there can be no assurance that this will continue in the future. The failure to remain consistently ahead of competitive technologies would have a negative impact on the Company's operating results and financial condition.

Business Alliances
Many companies are forming business alliances with their competitors, to be able to provide totally integrated storage solutions to their customers. One result of these alliances is to effectively preclude competitive products from being offered to the customers. Many of the relationships are exclusive and the Company's failure to develop similar relationships will effectively reduce the number of qualified sales opportunities the Company will have for its products in the future. The Company believes that it addresses this issue by its return to the reseller channel sales model and having the integrator/solution providers/value added-resellers perform the solution selling required. The Company's failure to open these sales channels will have a negative effect on the Company's operating results and financial condition.

Operations
The Company's products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur by the Company or its suppliers, the Company could experience a rate of failure in its products that would result in substantial repair or replacement costs and potential damage to the Company's reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in the future growth of the Company. The Company frequently revises and updates manufacturing and test processes to address engineering and component changes to its products and evaluates the reallocation of manufacturing resources among its facilities. There can be no assurance that the Company's efforts to monitor, develop and implement appropriate test and manufacturing processes for its products will be sufficient to permit the Company to avoid a rate of failure in its products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to the Company's reputation, any of which could have a material adverse effect on the Company 's business, results of operations or financial condition.
Additionally, most companies in the high technology arena are under pressure to be able to acquire and retain the services of talented individuals. At present, there is a shortage in the number of qualified employees who are available, creating a lucrative job market for qualified and talented high tech employees. The Company has had a decline in revenue in each of the two previous years and comparable reduction in its work force. While the Company believes that it has the required core personnel to effectively manage and grow the Company, there can no assurance that key employees may leave the company in the future. The failure to maintain key employees could adversely affect the Company's operating and financial results in the future.


Liquidity and Working Capital
The Company's continued success depends on maintaining adequate liquidity and working capital to meet its operational requirements. Given the recent volatility in the securities markets and, in particular, the securities of technology companies, there can be no assurances that anticipated investors' investments in the Company will close and that the Company will receive additional equity financing. The failure of the Company to maintain adequate liquidity and working capital could have a material adverse impact on the Company.
Failure of Suppliers to Provide Quality Products
The Company purchases several sophisticated components and products from one or a limited number of qualified suppliers. These components and products include disk drives, high density memory components and power supplies. The Company has experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet its quality and delivery requirements. If any of its suppliers were to fail to meet the quality or delivery requirements needed to satisfy customer orders for its products, the Company could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on the Company's business, results of operations or financial condition. Additionally, the Company periodically transitions its product line to incorporate new technologies. The importance of transitioning its customers smoothly to new technologies, along with its historically uneven pattern of quarterly sales, intensifies the risk that a supplier who fails to meet its delivery or quality requirements will have an adverse impact on the Company's revenues and earnings.
Changes in Laws, Regulations Or Other Conditions That Could Adversely Impair The Company's Condition
The Company's business, results of operations and financial condition could be adversely affected if any laws, regulations or standards, both foreign and domestic, relating to the Company or its products were newly implemented or changed.
Litigation That The Company May Become Involved In May Adversely Affect The Company
In the ordinary course of business, the Company may become involved in litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming, divert management's attention and resources and cause the Company to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on its business, results of operations or financial condition.
	ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in the Company's financial instruments relates primarily in fluctuations in the prime rate of interest to be charged to the Company under the terms of the promissory note for the revolving credit facility. The Company does not use derivative products or have any material unhedged monetary assets, except for the inter-company balances outstanding, which are detailed above in ITEM 7 "Foreign Currency Transactions".




	ITEM 8.  Financial Statements and Supplementary Data
	The financial statement data listed in the Index to Consolidated Financial Statement at Item 14 of this Form 10-K are incorporated by reference into this
Item 8 of Part II of this Form 10-K.

		ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
Financial  Disclosure
		There have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.




PART III

        ITEM 10.  Directors,  Executive Officers, Promoters and Control
Persons   The information required by this item may be found under the sections captioned "Election of the Directors;" and "Executive Officers," in the Company's Proxy Statement (the "2000 Proxy Statement") for the
Company's Annual Meeting of Stockholders to be held on June 12, 2000, and is incorporated by reference.
	The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers - Section 16(a) Beneficial Ownership reporting Compliance" in the 2000 Proxy Statement.

       ITEM 11. Executive Compensation
   The information required by this item may be found under the section captioned "Compensation of Executive Officers" and "Director Compensation" in the Company's 2000 Proxy Statement and is incorporated by reference.

       ITEM 12. Security Ownership of Certain Beneficial Owners and Management The information required by this item may be found under the section captioned "Voting Securities of the Company - Security Ownership:" in the Company's 2000 Proxy Statement and is incorporated by reference.

       ITEM 13. Certain Relationships and Related Transactions
 The information required by this item may be found under the section captioned "Certain Relationships and Related Transactions" in the Company's 2000 Proxy Statement and is incorporated by reference.



PART IV

       ITEM 14. Exhibits, financial statement schedules and reports on Form 8-
K

(a) The following documents are included as part of the report:

(1) Financial Statements

The following financial statements of the Company and the report of the independent auditors are filed as part of this report:

(1)	Index to Financial Statements
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

* 10.3
Promissory Note in the principal amount of $710,000 dated
December 6, 1997 made

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

*10.5b

Amended and Restated 1992 Stock Incentive Plan
(Incorporated by reference as Exhibit

10.5 to Amendment No. 4 to the Company's Form S-3,
Registration No. 333-04145, as

Filed on September 13, 1996).
*10.6
Amendment dated August 20, 1997, to the Revolving Credit
Agreement dated August 6,

1996 between the Company and State Street Bank and Trust
Company (Incorporated by reference to Exhibit 10.6 to the Company's 1998 Form 10-K, as filed on April 16, 1999).
*10.7
$10,000,000 Line of Credit Note from Registrant to State
Street Bank and Trust

Company dated August 20, 1997 (Incorporated by reference to Exhibit 10.7 to the Company's 1998 Form
10-K, as filed on April 16, 1999).
*10.8
Loan Agreement dated August 6, 1996 between the Company and State Street Bank and

Trust Company (Incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the

Company's Form S-3, Registration No. 333-04145, as filed
on September 13, 1996).
10.9
Third Amendment to the Second Amended and Restated Loan
Agreement dated October 1999 between the Company and State
Street Bank.

10.10

Fourth Amended and Restated Line of Credit Note dated
October 1999 between the Company and State Street Bank.

*21

Subsidiaries of the Company (Incorporated by reference to
Exhibit 21 to the Company's 1998 Form 10-K, as filed on
April 16, 1999).
23.1
Consent of BDO Seidman, LLP.
23.2
27
Consent of Richard A. Eisner & Company, LLP.
Financial Data Schedule.
99
"Safe Harbor" Statement under Private Securities
Litigation Reform Act of 1996.

---------------
 * previously filed

(b) Reports on Form 8-K
		None.




SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Nashua, New Hampshire, on the 14th day of April, 2000.


							STORAGE COMPUTER CORPORATION



							BY:
							    Theodore J.  Goodlander
							Chairman of the Board of Directors,
CEO
(Principal Executive Officer)



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.

Signature				Capacity				Date


/s/ Theodore J. Goodlander		Chairman of the Board of Directors	April 14, 2000
Theodore J. Goodlander			CEO (Principal Executive Officer and
					Principal Accounting Officer)


/s/  Shigeho Inaoka			Director				April 14, 2000
Shigeho Inaoka


/s/  Steven S. Chen			Director				April 14, 2000
Steven S. Chen



STORAGE COMPUTER CORPORATION

- I N D E X -






Page
Number


Reports of Independent Auditors
30


Consolidated Financial Position at
December 31, 1999 and December 31,
1998

32


Statement of Consolidated
Operations
for the Years Ended December 31,
1999,
December 31, 1998 and December 31,
1997


33


Statement of Consolidated
Stockholders=
Equity for the Years Ended December
31,
1999, December 31, 1998 and
December 31, 1997


34


Statement of Consolidated Cash
Flows
for the Years Ended December 31,
1999,
December 31, 1998 and December 31,
1997


35


Notes to Consolidated Financial
Statements. . . . . .
36



REPORT OF INDEPENDENT AUDITORS





To the Board of Directors

Storage Computer Corporation

Nashua, New Hampshire 03062

  We have audited the accompanying statements of consolidated financial position of Storage Computer Corporation and subsidiaries, as at December 31, 1999 and 1998, and the related statements of consolidated operations, stockholders= equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Storage Computer Corporation and subsidiaries, at December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.



BDO Seidman,  LLP

Boston, Massachusetts

March 17, 2000,
except for Note E and Note N, which are as of April 14, 2000.




REPORT OF INDEPENDENT AUDITORS


 To the Board of Directors
Storage Computer Corporation
Nashua, New Hampshire  03062



We have audited the accompanying consolidated statements of operations, stockholders= equity and cash flows of Storage Computer Corporation and subsidiaries, for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their consolidated cash flows of Storage Computer Corporation and subsidiaries for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


Richard A. Eisner & Company, LLP
New York, New York
February 25, 1998



STORAGE COMPUTER CORPORATION

CONSOLIDATED FINANCIAL POSITION



December 31,




1999
1998

     A S S E T S (Note E)


Current assets:


   Cash and cash equivalents
$
1,182,194
$
925,259
  Accounts receivable (net of allowance
for doubtful accounts) (Note L)
751,077
5,187,351
   Income tax refund receivable

2,160,211
   Inventories (Note B)
6,795,477
8,263,040
  Other current assets
852,774
707,300
          Total current assets
9,581,522
17,243,16
1
Property and equipment (Note C)
1,842,733
2,742,252
Deferred tax asset (Note I)
2,194,000
2,194,000
Other assets (Note D)
610,413
720,489
          Total
$14,228,668
$22,899,9
02







          LIABILITIES AND STOCKHOLDERS= EQUITY


Current liabilities:


     Notes payable (Note E)
$
6,640,445
$
9,336,377
     Accounts payable
257,440
2,298,655
     Accrued expenses
1,194,654
1,122,685
     Accrued taxes
238,466
164,600
      Deferred revenue
705,124
921,947
          Total current liabilities
9,036,129

13,844,26
4
Long-term debt (Note E)
1,175,899

710,000
Commitments and contingencies (Notes
F, G and J)









Stockholders= equity (Notes E, H and
N):



     Preferred stock, par value
$.001;
     Authorized 1,000,000 shares;
none
     Issued and outstanding.
     Common stock par value $.001;
       Authorized 25,000,000 shares;
       issued and outstanding
11,434,863
       shares (1999) and 11,347,823
shares (1998)






11,435







11,348
     Additional paid-in capital
13,968,263
13,721,02
1
     Accumulated deficit
(9,963,058)
(5,386,73
1)
          Total stockholders= equity
4,016,640
8,345,638
          Total
$
14,228,668
$
22,899,90
2


 The accompanying notes are an integral part of the financial statements.



STORAGE COMPUTER CORPORATION

STATEMENT OF  CONSOLIDATED OPERATIONS


Year Ended December 31,










1999
1998
1997
Revenue
$
10,525,65
8
$17,051,7
49
$37,146,10
3
Product cost
6,303,125
11,838,65
7
18,152,978
     Gross margin
4,222,533
5,213,092
18,993,125
Operating expenses:



     Research and
development
1,980,988
4,258,249
2,851,739

     Selling and marketing
4,098,347
8,871,805
7,959,521
     General and
administrative
2,357,254
2,387,748
1,526,477
    Write down of
investment (Note D)
0
2,094,134
0
     Total Operating
Expenses
8,436,589
17,611,93
6
12,337,737
Operating income (loss)
(4,214,05
6)
(12,398,8
44)
6,655,388
Other income (expense):



     Interest expense, net
(Note E)
(840,253)
(647,557)
(438,649)
     Other income (Note D)
278,114
10,889
39,014
     Total
(562,139)
(636,668)
(399,635)
Income (loss) before
income taxes (benefit)
(4,776,19
5)
(13,035,5
12)
6,255,753
Provision for income
taxes (benefit) (Note I ):






          Current tax
(benefit)
(199,868)

(2,145,02
0)
2,020,000
          Deferred tax
_________
__
_________
__
____344,00
0
          Total
(199,868)

(2,145,02
0)
2,364,000
Net income (loss)
$(4,576,3
27)
   $
(10,890,4
92)
$3,891,753
Net income (loss) per
basic share
      $
(.40)
$  (0.97)
$
 .36
Net income (loss) per
diluted share
$
(.40)
$  (0.97)
$
0.33
Basic shares
11,376,08
2
11,254,55
7
10,825,043
Diluted shares
11,376,08
2
11,254,55
7
11,960,546











 The accompanying notes are an integral part of the financial statements.




STORAGE COMPUTER CORPORATION

STATEMENT OF CONSOLIDATED STOCKHOLDERS= EQUITY






Common   Stock
Additio
nal
Retaine
d



Par
Paid-In
Earning
s

Shares
Value
Capital
(Defici
t)
Balance - December 31,
1996
10,701,
341
$
10,701
$12,290
,245

$1,612,
008
Exercise of stock
options
447,675
448
655,163

Tax benefit from stock
options  (Note K)



439,832

Net income

_______
____

______
____

_______
___


3,891,7
53
Balance - December 31,
1997

11,149,
016
11,149
13,385,
240

5,503,7
61
Exercise of stock
options

174,800

175  			655,163
141,980

Stock issued to 401(k)
plan (Note K)

24,007
24
73,801

Tax benefit from stock
options  (Note K)



120,000

Net loss

_______
___
______
____
_______
____

(10,890
,492)
Balance - December 31,
1998
11,347,
823

11,348

13,721,
021

(5,386,
731)

Warrants issued in
connection with bank
financing (Note E)


111,387

Exercise of stock
options
50,000
50
76,950

Stock issued to 401(k)
plan (Note K)
37,040
37
58,905

Net loss
_______
____
______
____
_______
____
(4,576,
327)
Balance - December 31,
1999
11,434,
863
$
11,435
$13,968
,263
$(9,963
,058)

 The accompanying notes are an integral part of the financial statements.


STORAGE COMPUTER CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS
(Note K)



                      Year
Ended December 31,


1999
1998
1997
Cash flows from operating
activities:



     Net income (loss)
$(4,576
,327)
$(10,890
,492)
$3,891,7
53
     Reconciliation to operating
cash flows:



     Depreciation and
amortization
488,883

620,552
382,836
     Warrants issued for
services
111,387


     Stock issued to 401(k) plan
58,942
73,825

     Write down of investment

2,
094,134

     Foreign currency
transaction loss


29,423
     Deferred tax provision


344,000
     Changes in operating assets
and  liabilities:



     Accounts receivable
4,436,2
74

8,722,65
0
(4,885,1
60)
     Income tax refund
receivable
2,151,6
77
(2,160,2
11)

     Inventories
1,942,8
50

(383,556
)

(1,605,2
41)
     Other assets
(26,864
)

(152,496
)
   (
451,008)
     Accounts payable and
accrued expenses
(1,996,
304)

(138,570
)
   (
536,998)
        Net cash provided (used)
in operating activities
2,590,5
18

(2,214,1
64)

(2,830,3
95)
Cash flows from investing
activities:



     Capital expenditures
(4,882)

(842,030
)

(1,823,6
08)
     Other assets
_______
__

(175,113
)

(2,583,9
60)
        Net cash  used in
investing activities
(4,882
   (1,
017,143)

(4,407,5
68)
Cash flows from financing
activities:



     Net proceeds from (payments
on) credit line
(2,695,
932)

2,870,70
6

5,866,28
0
     Reduction of other long-
term liabilities
350,000

22,970

     Net proceeds from issuance
of common stock
77,000

142,155

655,611
        Net  cash provided
(used) in financing activities
(2,268,
932)

3,035,831

6,521,89
1
Effect of exchange rate changes
on cash
(59,769
)

7,356

(23,311)
Net increase (decrease) in cash
and cash equivalents
256,935
(188,120
)
(739,383
)
Cash and cash equivalents -
beginning of year
925,259

1,113,37
9

1,852,76
2
Cash and cash equivalents - end
of year
1,182,1
94
$
925,259
$1,113,3
79






 The accompanying notes are an integral part of the financial statements.



STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note A -  Significant Acounting Policies
Basis of Presentation
	      The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries, Storage Computer Europe Gmbh, Vermont Research Products, Inc., Storage Computer UK Ltd., and Open Storage Solutions, S.A. The percentage ownership of Open Storage Solutions increased from 20% to 51% in 1998.
All significant intercompany accounts and transactions have been eliminated. The Company also has 20% ownership of Storage Computer
(Asia) Ltd.  which is accounted for by the equity method.
	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments
	     The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments. Financial liabilities with carrying values that approximate fair value include accounts payable, other accrued expenses, and short term and long term debt.

Revenue Recognition
	     The Company recognizes revenue from product sales at the time of shipment. Service revenue, which is not material in relation to total revenue, is recognized over the contracted period or as the services are provided.

Research and Development
	 Research and development costs are expensed as incurred.


Foreign Currency Translations
	The functional currency for the Company=s foreign operations is the U.S. dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments and gains or losses resulting from foreign currency transactions are included in the Company=s statement of operations.

				Income Taxes
	The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109") AAccounting for Income Taxes.@ Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings (Loss) per Share
	        The Company calculates earnings or loss per share in accordance with Financial Accounting Standard No. 128 (ASFAS 128"), "Earnings per
Share". Basic earnings per share is determined utilizing only the weighted average of outstanding common shares. The effect of potentially dilutive options, warrants and convertible securities is included in the calculation of diluted earnings per share. There is no difference in the numerator between the basic and diluted calculation and the only difference in the denominator is the effect of dilutive stock options, warrants and convertible securities.

Stock-Based Compensation
    	 The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, (ASFAS 123@), AAccounting for Stock Based Compensation@ which requires disclosure of pro forma effects as if SFAS 123 had been adopted. The Company has adopted the disclosure only requirements of SFAS 123 and accounts for its employee stock option plans under Accounting Principles Board Opinion No. 25, AAccounting for Stock Issued to Employees@.

Recent Accounting Standards
	 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. SFAS No. 133 requires companies to recognize all derivative contracts at their fair value as either assets or liabilities on the balance sheet. If certain conditions are met a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.
	Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes.
Accordingly, the Company does not expect the adoption of the new standard to affect its financial statements.

Note B - Inventories
         At December 31, 1999 and 1998 inventories consisted of raw materials of $2,170,518 and $2,306,290; work in process of $1,729,396 and $2,065,647, and finished goods of $2,895,563 and $3,891,103.


Note C - Property and Equipment
         Property and equipment are summarized as follows:

        December
31,


1999
     1998

     Machinery and equipment
$2,523,
511
$2,165,27
9
     Office furniture and
fixtures
465,462
463,298
     Research and development
equipment
1,281,3
41
2,091,344
     Other property
189,212
150,241
          Total
4,459,5
26
4,870,162
     Less accumulated
depreciation
2,616,7
93
2,127,910
          Net  property and
equipment
$
1,842,7
33
$
2,742,252


Note D - Other Assets
        In August 1998, the Company and another organization formed a limited liability company named HVVR, LLC (AHVVR@). The purpose of HVVR was to hold ownership of a new product technology developed by a former customer of the Company. The Company=s investment in HVVR amounted to approximately $2,300,000.
       Neither HVVR nor the Company had available the resources to pursue the research, production, and marketing of the product. In view of the potential for a long delay in recovering the Company=s investment in HVVR through royalty payments and the associated risks of that delay, the Company decided to write its investment down to $100,000 at December 31, 1998. During 1999, the Company sold its share in the net assets of HVVR for $100,000.

       Other assets also includes long-term receivables from an affiliate and customer for a five-year software license.

Note E - Borrowing Arrangements
 	At December 31, 1999 the Company had a demand bank line of credit with maximum borrowings of $6,900,000 secured by all assets of the Company. In connection with an amendment to the note in 1999, the Company issued a warrant to purchase 25,000 shares of the Company's common stock to the bank at an exercise price of $3.00 per share to expire October 25, 2009. The warrants were valued using the Black Scholes option-pricing model. The resulting value of $111,387 was accounted for as additional interest on the debt. The loan agreement provides for interest at the bank=s prime rate plus .25%. The agreement contains certain covenants including, but not limited to, restrictions related to net worth and certain financial ratios. At December
31, 1999 the remaining balance available under the credit facility was approximately $312,000.
	At December 31, 1999, the Company was in violation of certain covenants of the bank line of credit. In April 2000 the Company reached agreement with the bank on new terms extending the Company's line of credit until May 5, 2000 and waiving violation of all covenants through that date. The Company intends to reduce its bank borrowings with proceeds of an equity financing to be consummated in 2000 (Note N).
	Long term debt in the amount of $250,000 at December 31, 1999 is payable to the president of one of the Company's major customers who is also a member of the Board of Directors. The note bears interest at 6% and is convertible into the Company's common stock at $1.88 per share. Interest amounted to $4,033 at December 31, 1999. This debt was converted into shares of common stock of the Company subsequent to December 31, 1999.
	Long-term debt in the amount of $810,000 and $710,000 at December 31, 1999 and 1998 is payable to an officer and stockholder of the Company. The debt is unsecured, and $710,000 bears interest at prime plus 1%, and $100,000 bears interest at 6% and is convertible into the Company=s common stock at $4.00 per share. The debt is subordinated to the demand line of credit. Interest expense related to the obligation amounted to $68,632, $67,450, and $66,100 for 1999, 1998 and 1997. This debt is due subsequent to December 31, 2000.
	The balance of long term debt represents accounts payable not due until after December 31, 2000.


Note F - Related Party Transactions
	The Company leases plant and office facilities from an affiliated entity as a tenant-at-will, under a triple-net operating lease agreement. Rent expense under this lease for 1999, 1998 and 1997 amounted to $224,800, $200,400 and 195,600, respectively.
  	The president of one of the Company=s major customers is a member of the board of directors of the Company (see Note M).

    	Note G - Commitments
	The Company leases certain property and equipment under noncancellable leases which expire at various dates through 2003. Future minimum lease payments are $179,012, $135,920, $2,388 and $2,189 for the years 2000 through
2003, respectively.
 	Amounts charged to operations for operating leases were $232,000, $275,000 and $286,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

Note H - Stock Option Plans
	The Company=s 1994 and 1999 Stock Incentive Plans provide for the granting of options to purchase up to 3,500,000 shares of common stock. Option activity during 1999, 1998 and 1997 is summarized as follows:





Number of
Shares
Weighted
Average
 Option
Price
Per
Share

Balance - December 31,1996
1,663,500
3.41
Granted
814,500
6.36
Exercised
(447,675)
1.46
Canceled
(201,425)
10.50
Balance - December 31, 1997
1,828,900
6.47
Granted
1,038,150
2.23
Exercised
(174,800)
 .79
Canceled
(1,219,85
0)
4.51
Balance - December 31, 1998
1,472,400
$1.64
Granted
1,576,650
1.22
Exercised
(50,000)
1.54
Canceled
(1,209,80
0)
1.30
Balance - December 31, 1999
1,789,250
1.51

	Options granted generally vest over a period not to exceed four years. Options for 704,149 shares are exercisable at December 31, 1999 at exercise prices ranging from $.88 to $3.60 and a weighted average price of approximately $1.73 per share, with a weighted average remaining contractual life of approximately nine years. At December 31, 1999, options to purchase 803,275 shares were available for grant under the plan.
	On August 25, 1998 the Company extended an offer to option holders to reprice their options. Almost all of the option holders opted to reprice their options pursuant to the offer.



	The Company has adopted the disclosure-only provisions of SFAS No. 123, AAccounting for Stock-Based Compensation,@ and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1999, 1998 or 1997. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, pro forma net income (loss) would have been ($6,431,002) in 1999, ($11,003,981) in 1998, and $3,539,297 in 1997.
Proforma net income (loss) per diluted share would have been ($.57) in 1999, ($.98) in 1998, and $.30 in 1997.
 	The fair value of the Company=s stock options used to compute pro forma net income and net income per diluted share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 through 1999: dividend yield of 0%; expected volatility of 80%; a risk free interest rate ranging from 4.58% to 6.11%, and an expected holding period of six years.

  	All options outstanding at December 31, 1999 are categorized by the ranges shown in the table below:


Range

 Weighted
Average
Exercise
Price Per
Share
Weighted
Average
Remaining
Contractu
al
Life in
Years


Number of
Shares
$ .88 B
1.75
$ 1.16
8.80
1,321,900
  2.50
B2.94
2.50
8.67
464,850
  3.60
3.60
4.94
2,500



1,789,250

All options exercisable at December 31, 1999 are categorized by the ranges shown in the table below:


Range

Weighted
Average
Exercise
Price Per
Share
Weighted
Average
Remaining
Contractu
al
Life in
Years

Number of
Shares
$  .88
B1.25
$ 1.13
9.64
398,150
2.50
B2.56
2.50
8.67
303,499
3.60
3.60
4.94
2,500



704,149







Note I - Income Taxes
     At December 31, 1999 and December 31, 1998, the Company has net deferred tax assets as follows:


December 31,


1999
1998
Accounts receivable
reserve
$
201,000
$
66,000
Inventory costs
204,000
186,000
Reserve on other assets
102,000
102,000
Write down of investment
0
712,000
Deferred revenue
196,000
257,000
Accrued expenses
543,000
2,000
General business tax
credits
523,000
508,000
Domestic operating loss
carryover
3,204,000
2,098,000
Foreign operating loss
carryover
1,820,000
1,238,000
     Total deferred tax
assets
6,793,000
5,169,000
Valuation allowance
(4,599,00
0)
(2,975,00
0)
Net deferred tax assets,
noncurrent
$
2,194,000
$
2,194,000

     The domestic operating loss carryovers, amounting to approximately $9,400,000 expire at various dates through 2019 and the foreign operating loss carryovers amounting to approximately $5,300,000 can be carried forward indefinitely. The Company is subject to Internal Revenue Code provisions which limit the domestic net operating loss carryovers available annually. The general business tax credits expire at various dates through 2019.

The United States, foreign, and state components of the tax provision (benefit) are as follows:

   December 31,


1999
1998
1997
Current:



     United States, net of
business tax credits of
$197,000
     In 1997.
    Foreign

$(199,8
68)

0

$(2,150
,020)
0

$1,580,
000
0
     State
______0_
5,000
440,000

(199,868
)
$(2,145
,020)
2,020,0
00
Deferred:



     United States
0
0
180,000
     Foreign
0
0
164,000

0
0
344,000
Provision (benefit) for income
taxes
$(199,86
8)
$(2,145
,020)
$
2,364,0
00

The tax benefit of $199,868 included in the accompanying statement of operations for 1999 represents tax refunds received in 1999 in excess of amounts estimated at December 31, 1998.

At December 31, 1999, the Company's foreign entities have accumulated deficits. The Company intends its investments in these entities to be permanent.



The following table reconciles the provision for taxes with the expected income tax obligation obtained by applying the United States federal statutory rate to pretax income.

1999
1998
1997




Income (loss) before income taxes
$
(4,776,1
95)
$
(13,035,
512)
$
6,255,7
53
Expected tax (benefit) at statutory
rate of 34%

(1,624,0
00)
(4,432,0
00)

2,127,0
00
Adjustments due to:



     Difference between foreign rate
and U.S. statutory  rate

196,000
40,000
     State taxes, net of federal
benefit

5,000
291,000
     Increase (decrease) in
valuation reserve

1,624,00
0
2,075,00
0
5,000
     Adjustment of prior year tax
refunds
(199,868
)



     Tax credits


(130,00
0)
     Other
________
___
10,980
31,000
Provision (benefit) for income taxes
$
(199,868
)
$
(2,145,0
20)
$
2,364,0
00

Of the above income or (loss) before income taxes, approximately ($4,200,000), ($10,500,000) and $5,900,000 was due to domestic operations and the balance due through foreign operations in 1999, 1998 and 1997, respectively.

Note J - Legal Proceedings
 The Company is involved in several non-material judicial proceedings as a result of its ordinary course of business. The Company believes that any outcome as a result of its involvement in these proceedings will not have a material effect on its operating results or financial condition.

Note K - Supplemental Cash Flow Information
   Cash payments for interest for the years 1999, 1998 and 1997 were $836,000, $580,000, and $486,000. For the same periods cash payments for income taxes were $0, $200,000, and $718,000. In 1998 and 1997 the Company reduced federal taxes payable and increased additional paid-in capital by $120,000 and $439,832, respectively for the tax benefits associated with the exercise of stock options. In 1999 and 1998, the Company contributed 37,040 and 24,007 shares of its common stock valued at $58,942 and $73,825 to its 401(k) plan.

Note L - Allowance for Doubtful Accounts
   The Company established an allowance for doubtful accounts for the first time in 1998 resulting in an allowance at December 31, 1998 of which $583,623 was charged to expense during the year. The allowance at December 31, 1999 was $607,599.


Note M - Business Segment Information
   The Company=s operations are conducted in one business segment: the design, manufacture and sale of high-performance scalable data storage. Operations by geographic area are summarized as follows:

United
States


Europe

Elimina
tions
Consolid
ated
1999:




     Domestic sales
$4,541,
522
$3,384,
013

$7,925,5
35
     Export sales
2,460,6
64
63,281

2,523,94
5
     Export sales to
affiliates
1,360,4
18
_______
__
(1,284,
240)
76,178
          Total revenue
$8,362,
604
$3,447,
294
$(1,284
,240)
$10,525,
658
     Long-lived assets
$12,730
,889
$116,08
9
$(10,74
3,832)
$2,103,1
46
1998:




     Domestic sales
 $
9,222,1
24
$
2,704,1
86

$11,926,
310
     Export sales

4,308,5
26

490,098

4,798,62
4
     Export sales to
affiliates

909,402
706
(583,29
3)
326,815
          Total revenue
$14,440
,052

$3,194,
990
$(
583,293
)
$17,051,
749
     Long-lived assets

$13,920
,700

$244,76
8
$(10,70
2,727)

$3,462,7
41
1997:




     Domestic sales

$18,598
,928

$7,825,
213

$26,424,
141
     Export sales

9,078,7
19


9,078,71
9
     Export sales to
affiliates

1,643,2
43
_______
___
_______
____
1,643,24
3
          Total revenue

$29,320
,890

$7,825,
213

_______
____
$37,146,
103
     Long-lived assets

$14,606
,309

$372,13
2

$(7,974
,157)
$7,004,2
84






 Export sales from the United States are summarized as follows:



1999

1998

1997
Far East
$2,331,
076

$3,810
,000
$
8,631,0
00
Europe
1,442,3
36

1,059,
000

1,855,0
00
Other
47,670

349,00
0

236,000

$
3,821,0
82
$
5,218,
000
$10,722
,000

   For the years ended December 31, 1999, December 31, 1998 and December 31, 1997 sales to one customer were in excess of 10% of revenues and amounted to $2,246,000, $3,430,000 and, $7,009,000, respectively (See Note F).




Note N - Subsequent Event
	Subsequent to December 31, 1999, the Company received offers from several investors to purchase $7,000,000 of convertible preferred stock of the Company, of which $1,000,000 was to be received from an executive officer of the Company. The Company also received a commitment letter from its bank to extend the due date of up to $3,550,000 of the balance due under its line of credit to January 2001.




Exhibit 10.9


THIRD AMENDMENT TO SECOND AMENDED AND
RESTATED LOAN AGREEMENT


	THIS THIRD AMENDMENT TO LOAN AGREEMENT is made as of this __ day of October, 1999, by and between STORAGE COMPUTER CORPORATION, a Delaware corporation (the "Borrower") and CITIZENS BANK OF MASSACHUSETTS (successor in interest to State Street Bank and Trust Company), a Massachusetts chartered trust company (hereinafter referred to as the "Bank").

	WHEREAS, the Borrower and the Bank are parties to a Second Amended and Restated Loan Agreement dated as of November 16, 1998 as amended by the First Amendment to Second Amended and Restated Loan Agreement dated as of April 30, 1998 and Second Amendment to Second Amended and Restated Loan Agreement dated as of July 1, 1999 (collectively, the "Loan Agreement"). Capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Loan Agreement.

	NOW, THEREFORE, in consideration of these premises and for other good and valuable consideration the receipt and sufficiency of which are hereby acknowledged, the parties hereby amend the Loan Agreement as follows:

	Section 1.0

Amendment of Section 1.01. Section 1.01 of the Loan Agreement is hereby amended as follows:

			(a)	the definition of "Line of Credit"
contained in Section 1.01 of the Loan
Agreement is amended by deleting the
reference to "Eight Million Seven Hundred
Thousand Dollars ($8,700,000)" and
replacing it with "Seven Million Four
Hundred Thousand Dollars ($7,400,000)".

			(b)	the definition of "Maturity Date"
contained in Section 1.01 of the Loan
Agreement is hereby amended by deleting
the reference to "January 4, 2000" and
replacing it with the following: "the
following, whichever is applicable:  (i)
January 4, 2000, (ii) Sixth Month
Extension Date, to the extent the Borrower has complied with Section 2.11(A), or
(iii) One Year Extension Date, to the
extent the Borrower has complied with
Section 2.11(B)"

			(c)	the definition of "Maximum Line
Availability" contained in Section 1.01
of the Loan Agreement is deleted in its
entirety and replaced with the following:
"Maximum Line Availability" shall mean
the line of credit made available to the Borrower under this Agreement (subject to the proviso at the end of this definition) in the maximum principal amounts during the following periods indicated:

			Period						Maximum Line
Availability

		October 1, 1999 through January 2, 2000			$7,400,000

		January 3, 2000 up to the Maturity Date			$6,800,000

		Maturity Date							0

			provided, however, (i) the Maximum Line Availability shall be permanently reduced to $5,995,000 or $4,250,000 respectively, to the extent the Borrower has complied with Sections 2.11(A) or 2.11(B) hereof and (ii) the Maximum Line
Availability shall be permanently reduced by any proceeds received by the Borrower or Bank pursuant to Sections
2.01(g) or 5.16 hereof.

			(d)	the definition of "Loan Documents" contained in
Section 1.01 of the Loan Agreement is hereby amended by adding "Warrants", after the term "Pledge
Agreement" in the fifth line.

			(e)	the definition of "Note" contained in Section 1.01
of the Loan Agreement is deleted in its entirety and replaced with the following:

"Note" shall mean the secured Fourth Amended and Restated Line of Credit Note in the maximum principal amount of $7,400,000 dated October __, 1999 issued by the Borrower to the Bank in form of Exhibit A hereto, and all extensions, renewals, modifications, substitutions, replacements and restatements thereof.

			(f)	the following definitions shall be added to Section
1.01 of the Loan Agreement in the appropriate
alphabetical order:

				"Extension Warrant" shall mean the Warrant attached
hereto as Exhibit H.

				"Initial Warrant" shall mean the Warrant attached
hereto as Exhibit G.

"One Year Extension Date" shall have the meaning set forth in Section 2.11(B).

				"Sixth Month Extension Date" shall have the meaning
set forth in Section 2.11(A).

				"Warrants" shall mean the Initial Warrant and
Extension Warrant.

				"Working Capital" shall mean current assets
(excluding accounts or notes receivable from affiliates) of the Borrower and its Subsidiaries less current liabilities of the Borrower and its Subsidiaries, all as determined on a consolidated basis in accordance with generally accepted accounting principles in the United States of America in effect from time to time.

Section Amendment of Article II.  Article II of the
Loan Agreement is hereby amended as follows:

			(a)	The last sentence of Section 2.01(g)(iii) of the Loan
Agreement is deleted in its entirety and replaced with
the following:

				Within one Business Day after the receipt of Net
Equity Proceeds by the Borrower or any of its Subsidiaries, the Borrower shall make a prepayment of the Loan (to be applied as a permanent reduction of the Maximum Line
Availability) in an amount equal to the sum of
(i) 100% of all Net Equity Proceeds that are received by the Borrower or any of its Subsidiaries after the date hereof and that are in excess of $1,405,000 but less than $4,500,000, plus (ii) 50% of all Net Equity
Proceeds that are received by the Borrower or any of its Subsidiaries after the date hereof and that are in excess of $4,499,999. It is understood by the parties hereto that all Net
Equity Proceeds that are received by the Borrower or any of its Subsidiaries after the date hereof, and that the Borrower is not required to prepay to the Bank, as provided in the immediately preceding sentence of this
Section 2.01(g)(iii), may be retained and used by the Borrower and/or its Subsidiaries as working capital.

			(b)	Section 2.10 of the Loan Agreement is deleted in its
entirety and replaced with the following Sections
2.10, 2.11 and 2.12.
	Section 2.10.	Waiver and Restructure Fee.  The Borrower shall
pay the Bank a $170,000 Waiver and Restructure Fee.  Such fee has been earned as of this date and shall be payable as follows:  (i) $20,000 to be paid on July 1, 1999 and (ii) the balance of $150,000 (the "Deferred
Fee") shall be payable on the Maturity Date as the same may be extended from time to time, as provided in Section 2.11, provided, however, that
$25,000 of the Deferred Fee shall be waived if the Bank is paid $125,000 of such Deferred Fee prior to December 1, 1999.  Notwithstanding the foregoing, the entire Deferred Fee (i.e., $150,000) shall be immediately due and payable without notice upon the occurrence of an Event of
Default.

		Section 2.11.  Maturity Date Extension.

	 (A) To the extent that on or before December 15, 1999, (i) the Borrower delivers a written request to the Bank to extend the Maturity Date, (ii) the Borrower is in compliance with all terms and conditions of the Loan Documents on the date of such request, (iii) the Borrower delivers to the Bank a certificate satisfactory to the Bank certifying such compliance and (iv) the Maximum Line of Availability has been permanently paid down and reduced to less than $5,995,000, the Maturity Date shall be extended to June 30, 2000 (the "Sixth Month Extension Date"), as provided for in the definition of "Maturity Date".

	(B) To the extent that on or before December 15, 1999, (i) the Borrower delivers a written request to the Bank to extend the Maturity Date, (ii) the Borrower is in compliance with all terms and conditions of the Loan Documents on the date of such request, (iii) the Borrower delivers to the Bank a certificate satisfactory to the Bank certifying such compliance and (iv) the Maximum Line of Availability has been permanently paid down and reduced to less than $4,250,000, the Maturity
Date shall be extended to January 5, 2001 (the "One Year Extension
Date"), as provided for in the definition of "Maturity Date".

	Section 2.12. Warrants. On or before October __, 1999, the Borrower agrees to execute and deliver to the Bank, or its nominee, the Warrants.

	Section 3.	Affirmative Covenants.  Article V of the Loan Agreement is
hereby amended by deleting Sections 5.15 and 5.16 in their entirety and replacing them with the following:

		Section 5.15  [ INTENTIONALLY LEFT BLANK ]

Section 5.16. Additional Capital or Company Sale. In the event the Maturity Date is not extended pursuant to Sections 2.11(A) or 2.11(B), on or before December 16, 1999, the Borrower will provide evidence satisfactory to the Bank that the Borrower (either through an asset sale or stock sale) will be sold on or before January 4, 2004, and that such sale will generate sufficient net proceeds to pay off the Obligations in full. (i) On or before March 31, 2000 (in the event the Maturity Date is extended to June 30, 2000 (i.e. the Sixth Month Maturity Date), pursuant to Section 2.11(A)), or (ii) on or before August 31, 2000 (in the event the Maturity Date is extended to January 5, 2001 (i.e. the One Year Extension Date) pursuant to Section 2.11(B)), the Borrower will provide the Bank evidence satisfactory to the Bank that the Borrower (either through an asset sale or stock sale) will be sold on or before the applicable Maturity Date, and that such sale will generate sufficient net proceeds to pay off the Obligations in full.

Section 4.	Financial Covenants.  Sections 7.01 and 7.02 of the Loan
Agreement are deleted in their entirety and replaced with the following:

		Section 7.01.	Minimum Working Capital Ratio.

	(A)	Until the Maturity Date has been extended pursuant to
Sections 2.11(A) or 2.11(B) hereof, the Borrower will not permit the Working Capital Ratio, for any of the fiscal months set forth below, to be less than the respective ratio indicated for such fiscal months:

	Fiscal Month:	Working Capital Ratio:

	September 1999	1 to 0.92
	October 1999	1 to 0.86
	November 1999	1 to 0.78
	December 1999	1 to 0.82

	(B)	Upon extension of the Maturity Date pursuant to Sections 2.11(A)
or 2.11(B) hereof, the Borrower will not permit the Working Capital to be less than the respective amounts indicated for such fiscal months:

		Fiscal Month:					Amount:

	December, 1999	$5,400,000
	January, 2000	$4,700,000
	February, 2000	$3,900,000
	March, 2000	$3,200,000
	April, 2000 and Thereafter	$3,000,000

	(C)	Upon extension of the Maturity Date pursuant to Sections
2.11(A) or 2.11(B) hereof, the Borrower shall maintain at all times (a) cash and cash equivalents of at least $1,500,000 or (b) $1,500,000 of the unused availability of the Maximum Line Availability.
	Section 7.02. Maximum Net Operating Loss. Until the Maturity Date has been extended pursuant to Sections 2.11(A) or 2.11(B) hereof, the Borrower will not permit its Net Operating Loss, for any of the fiscal periods set forth below, to be more than the respective amounts indicated for such fiscal periods:

	Fiscal Period:	Maximum Net Operating Loss:

	January 1, 1999 through
	the end of September 1999	$4,200,000
	January 1, 1999 through
	the end of October 1999	$4,965,000
	January 1, 1999 through
	the end of November 1999	$5,930,000
	January 1, 1999 through
	the end of December 1999	$5,370,000

	Section 5.	Effectiveness; Conditions to Effectiveness.  This Amendment
to Loan Agreement shall become effective upon execution
hereof by the Borrower and the Bank and satisfaction of the
following conditions:

			(a)	Copies of Resolutions of the Board of Directors of the
Borrower authorizing the execution, delivery and
performance of the Borrower under this Amendment to
Loan Agreement (as well as ratifying the authorization
of execution, delivery and performance of the Security
Documents) certified by a Secretary or an Assistant
Secretary of the Borrower which certificate shall
state that the resolutions are in full force and
effect.

			(b)	Certificate of the Secretary or Assistant Secretary of
the Borrower certifying the name and signatures of the
officers of the Borrower authorized to sign this
Amendment and other documents to be delivered in
connection therewith as well as certifying and
delivering certified articles of incorporation and by-
laws.

			(c)	Delivery to the Bank of Amended and Restated Revolving
Credit Note, this Amendment and Warrants (and any
related amendments to any stockholders agreement as
the Bank deems necessary).

(d)	Confirmation of the existing guarantees of the
Borrower's Subsidiaries and Theodore Goodlander and the other
Security Documents.

			(e)	Opinions of Borrower's counsel in form and substance
satisfactory to the Bank.

			(f)	Long Form Good Standing Certificates for Borrower.


	Section 6.	Miscellaneous.

			(a)	The Borrower hereby confirms to the Bank that the
representations and warranties of the Borrower set forth in Article III of the Loan Agreement (as amended and supplemented hereby) are true and correct as of the date hereof, as if set forth herein in full.

			(b)	The Borrower has reviewed the provisions of this
Amendment and all documents executed in connection therewith or pursuant thereto or incident or collateral hereto or thereto from time to time and except otherwise set forth in Section 6(i) below, there is no Event of Default thereunder, and no condition which, with the passage of time or giving of notice or both, would constitute an Event of Default thereunder.

			(c)	The Borrower agrees that each of the Loan Documents
shall remain in full force and effect after giving
effect to this Amendment.  The granting of the liens
and security interests under the Security Documents
secure all the Obligations as may be amended by this
Amendment.  The guarantees of the Borrower's
Subsidiaries guarantee all of the Obligations as may
be amended by this Amendment.

			(d)	This Amendment represents the entire agreement among
the parties hereto relating to this Amendment, and
supersedes all prior understandings and agreements
among the parties relating to the subject matter of
this Amendment.  The Borrower waives and releases any
claims it may have against, and forever discharges,
the Bank and its officers, directors, agents,
attorneys, employees, successors and assigns (the
"Releases") from any claims and causes of action
arising out of the transactions referred to or
contemplated in any way by the Loan Documents, and
this Amendment or otherwise, including without
limitation, claims or defenses it may have to the
effect that the Releases may have in any way acted or
failed to act in any manner as to cause injury to the
Borrower or anyone claiming by or through them.

			(e)	The Borrower represents and warrants that neither the
execution, delivery or performance by the Borrower of
any of the obligations contained in this Amendment or
in any Bank Document requires the consent, approval or
authorization of any person or governmental authority
or any action by or on account of with respect to any
person or governmental authority.

			(f)	The Borrower agrees to pay on demand all of the Bank's
reasonable expenses in preparing, executing and
delivering this Amendment, and all related instruments
and documents, including, without limitation, the
reasonable fees and out-of-pocket expenses of the
Bank's special counsel and all travel related expenses
of the Bank in connection with any field audits or
otherwise.  This Amendment shall be a Loan Document
and shall be governed by and construed and enforced
under the laws of the Commonwealth of Massachusetts.

			(g)	The Bank agrees that upon satisfaction in full, in
cash of the Obligations as determined by the Bank, the Bank shall return to the Borrower any collateral or other property of the Borrower, at the Borrower's expense.

			(h)	The Borrower and Bank agree that Exhibits G and H
attached to this Amendment shall be Exhibits to the Loan Agreement.

			(i)	The parties hereto acknowledge and agree that the
Borrower has failed to deliver to the Bank certain documents and items set forth in that post-closing letter, dated April 30, 1999 (as the same may have been amended, restated, modified or modified from time to time, the "Post-Closing Letter Agreement"), by and between the Borrower and the Lender. The Bank hereby (a) acknowledges and agrees that all of the obligations and liabilities of the Borrower under the Post-Closing Agreement are terminated, and notwithstanding any provision contained in any of the Loan Documents to the contrary, neither the Borrower nor any of its Subsidiaries shall have any further obligation to deliver to the Bank those items set forth in the Post-Closing Letter which as of the date hereof, have not been so delivered to the Bank; and
(b) waives any default or Event of Default under the Loan Documents which has occurred or may have occurred as a result of the failure of the Borrower or any of its Subsidiaries to deliver such items to the Bank.


IN WITNESS WHEREOF, the parties hereto have executed this Amendment to Loan Agreement under seal as of the date first written above.

	STORAGE COMPUTER CORPORATION



	By:

		Name:	Theodore J. Goodlander
		Title:	President


CITIZENS BANK OF MASSACHUSETTS
(as successor in interest to State Street
Bank
   and Trust Company)



	By:
			Name:
	Kenneth Mooney
	Title:	Vice President







	Exhibi
t 23.1
Consent of Independent Auditors

    		We consent to the incorporation by reference in the Registration statements of Storage Computer Corporation (the "Company") on Form S-8 of our report dated March 17, 2000 (April 14, 2000 as to Notes E and N) on the consolidated financial statements of the Company as at December
31, 1999 and for the year then ended appearing in this annual report on Form 10-K of the Company.






  	BDO Seidman, LLP
  	Boston, Massachusetts
  	April 14, 2000




	Exhibi
t 23.2
Consent of Independent Auditors

    		We consent to the incorporation by reference in the Registration Statements of Storage Computer Corporation and subsidiaries (the
"Company") on Form S-8 of our report dated February 25, 1998 on the consolidated statements of operations, stockholders' equity and cash flows of the Company for the year ended December 31, 1997 appearing in this annual report on Form 10-K of the Company.






  	Richard A. Eisner & Company, LLP
          	New York, New York
  	April 13, 2000


5



66



75