Form 10-Q
period 2000-03-31
STORAGE COMPUTER CORP
filed 2000-05-16
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31,2000

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

(Title or Class) (Name of Exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares of Common Stock outstanding as of the close of business on May 10, 2000 was 11,929,754 shares.

Documents Incorporated by Reference

Portions of the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets -- March 31, 2000 and December 31, 1999

Statement of Consolidated Operations -- Three months ended March 31, 2000 and 1999

Statement of Consolidated Cash Flows -- Three months ended March 31, 2000 and 1999

Notes to Consolidated Financial Statements -- March 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and

Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Storage Computer Corporation

Consolidated Balance Sheets (Unaudited)
	March 31, 2000	December 31, 1999
Assets
Current assets
Cash and cash equivalents	$ 1,563,061	$ 1,182,194
Accounts receivable (net)	1,174,881	751,077
Inventories	6,567,240	6,795,477
Other current assets	455,824	852,774
Total current assets	9,761,006	9,581,522
Property and equipment, net of accumulated depreciation	1,670,109	1,842,733
Deferred tax asset	2,194,000	2,194,000
Other assets	610,413	610,413
	$14,235,528	$14,228,668
Liabilities and Stockholders' Equity
Current liabilities
Note payable	$6,378,605	$6,640,445
Accounts payable	209,924	257,440
Accrued expenses	1,884,433	2,138,244
Total current liabilities	8,472,962	9,036,129
Long-term debt	1,175,899	1,175,899
Total liabilities	9,648,861	10,212,028
Stockholders' equity
Common stock	11,843	11,435
Additional paid-in capital	14,688,910	13,968,263
Accumulated deficit	(10,114,086)	(9,963,058)
Total stockholders' equity	4,586,667	4,016,640
	$14,235,528	$14,228,668

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Statement of Consolidated Operations (Unaudited)

Three Months Ended
	March 31, 2000	March 31, 1999
Revenue	$2,094,998	$2,679,673
Product Cost	902,882	1,596,802
Gross margin	1,192,116	1,082,871
Operating expenses:
Research and development	384,371	869,891
Selling and marketing	529,570	1,394,179
General and administrative	363,673	607,986
Total	1,277,614	2,872,056
Operating loss	($85,498)	($1,789,185)
Other income (expense):
Interest expense, net	(168,920)	(216,702)
Other income	103,390	32,554
Other expense, net	(65,530)	(184,148)
Loss before income taxes	(151,028)	(1,973,333)
Net loss	($151,028)	($1,973,333)
Net loss per share-basic and diluted	($0.01)	($0.17)
Basic and diluted shares	11,589,176	11,353,823

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Statement of Consolidated Cash Flows (Unaudited)

Three Months Ended
	March 31, 2000	March 31, 1999
Cash flows from operating activities:
Net loss	($151,028)	($1,973,333)
Reconciliation to operating cash flows:
Depreciation and amortization	172,624	116,838
Changes in operating assets and liabilities:
Accounts receivable	(423,804)	1,886,003
Income tax refund receivable	_	200,210
Inventories	228,237	(283,210)
Other current assets	396,950	(107,109)
Accounts payable and accrued expenses	(301,327)	117,835
Net cash used in operations	(78,348)	(42,766)
Cash flows from investing activities:
Purchases of property & equipment	_	-
Other assets	_	(19,543)
Net cash used in investing activities	_	(19,543)
Cash flow from financing activities:
Increase (decrease) in credit line	(261,840)	366,678
Issuance of common stock	721,055	9,721
Net cash provided in financing activities	459,215	376,399
Net increase in cash and cash equivalents	380,867	314,090
Cash and cash equivalents at beginning of period	1,182,194	925,259
Cash and cash equivalents at end of period	$1,563,061	$1,239,349
Supplemental disclosures of cash flow information
Cash payments for:
Interest	$157,469	$216,702
Taxes	_	_

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Notes to Consolidated Financial Statements

March 31, 2000

Note A - The Company and Basis of Presentation

Storage Computer Corporation (the "Company") and its subsidiaries are engaged in the development, manufacture, and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Storage Computer Europe GmbH, Vermont Research Products, Inc., Storage Computer UK, Ltd., Storage Computer Pty., Ltd. and its 51% owned subsidiary Storage Computer France S.A. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has a 20% investment in Storage Computer (Asia) Ltd. which is accounted for by the equity method.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in a Report on Form 10-K filed by the Company with the Securities and Exchange Commission, containing the Company'sfinancial statements for the fiscal year ended December 31, 1999. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company'sconsolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note B - Reclassifications

Certain 1999 amounts have been reclassified to conform with the current period presentation.

Note C - Subsequent Events

In April 2000, the Company reached agreement with its bank on new terms amending the Company'sloan agreement, decreasing the commitment from $6,550,000 to $1,730,000. Under the agreement, the Company agreed to undertake certain actions to reduce the line of credit with the bank during 2000. The line of credit expires on January 5, 2001. During April, 2000, the Company closed the placement of an initial tranche of 60,000 shares of Series A 8% Convertible Preferred Stock (the " Series A Preferred Stock"), to several purchasers for an aggregated purchase price of $6,000,000 (less approximately $180,000 in placement fees and commissions).

Item 2. Management'sDiscussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

Forward-looking Statements

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 CONTAINS CERTAIN SAFE HARBORS REGARDING FORWARD-LOOKING STATEMENTS. FROM TIME TO TIME, INFORMATION PROVIDED BY THE COMPANY OR STATEMENTS MADE BY ITS DIRECTORS, OFFICERS OR EMPLOYEES MAY CONTAIN "FORWARD-LOOKING" INFORMATION SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES. ANY STATEMENTS MADE HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING THE CHARACTERISTICS AND GROWTH OF THE COMPANY'sMARKETS AND CUSTOMERS, THE COMPANY'sOBJECTIVES AND PLANS FOR FUTURE OPERATIONS AND PRODUCTS AND THE COMPANY'sEXPECTED LIQUIDITY AND CAPITAL RESOURCES. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON A NUMBER OF ASSUMPTIONS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AND, ACCORDINGLY, ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO: THE CONTINUED AND FUTURE ACCEPTANCE OF THE COMPANY'sPRODUCTS; THE RATE OF GROWTH IN THE INDUSTRIES OF THE COMPANY'sPRODUCTS; THE PRESENCE OF COMPETITORS WITH GREATER TECHNICAL, MARKETING AND FINANCIAL RESOURCES; THE COMPANY'sABILITY TO PROMPTLY AND EFFECTIVELY RESPOND TO TECHNOLOGICAL CHANGE TO MEET EVOLVING CUSTOMER NEEDS; RISKS ASSOCIATED WITH SALES IN FOREIGN COUNTRIES; AND THE COMPANY'sABILITY TO SUCCESSFULLY EXPAND ITS OPERATIONS.

RESULTS OF OPERATIONS

The Company'soperating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely successful deployment of its newly created marketing relationship, the reestablishment of the reseller sales channel and the length of the sales cycle for the Company'sproducts and services. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; changes in pricing of the Company'sproducts and services due to competitive pressures; the Company'sability to obtain sufficient supplies of sole or limited source components; the ability to manage future growth and expansion; the ability to successfully identify, target, acquire and integrate suitable acquisition candidates; and charges related to financing and acquisitions.

REVENUE

Revenue for the three-month period ended March 31, 2000 was $2,094,998 compared to revenue of $2,679,673 in the corresponding period of 1999. First quarter revenue was impacted by both lower international and domestic sales, some of which is attributable to delays in shipments of new 36 gigabyte 3.5" disks. For the three months ended March 31, 2000, U.S. domestic product sales and international product sales were 53.6% and 46.4% respectively of total revenue. In the 1999 period such percentages were 33.1% and 66.9% respectively.

All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales which occur through the Company'ssubsidiaries located in England and Germany are conducted in the local currency.

PRODUCT COST

Product cost for the three month periods ended March 31, 2000 and 1999 were $902,882 and $1,596,802, respectively, or 43% and 60% of revenue. The decrease in product cost percentage between 1999 and 2000 of approximately 28% was the result of reduced factory overheads, lower technical service expenditures on lower sales volume, and a further reduction in the cost of component parts.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three month periods ended March 31, 2000 and 1999 were $384,371 and $869,891, respectively, or approximately 18% and 32% of revenue in each period. The $485,520 decrease in expenditures between the three month periods ended March 31, 2000 and 1999 was a direct result of reduced research personnel and a decrease in the utilization of independent software engineers.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three month periods ended March 31, 2000 and 1999 were $529,570 and $1,394,179, respectively, or 25% versus 52% of revenue in the prior period as a result of lower sales volume. The decrease in expenses between the three month periods ended March 31, 2000 and the comparable period of 1999 of $864,609, was principally due to lower head count in corporate marketing and field sales organizations.

GENERAL AND ADMINSTRATIVE EXPENSES

General and administrative expenses for the three month periods ended March 31, 2000 and 1999 were $363,673 and $607,986, respectively, or 17% and 23% of revenue. The decrease in general and administrative expenses between the three month periods ended March 31, 2000 and 1999 of $244,313 resulted primarily from decreases in personnel due to the lower sales volumes.

INTEREST EXPENSE

The interest expense was $168,920 and $216,702 for the three month periods ended March 31, 2000 and March 31, 1999, respectively. The decrease is directly related to a reduced borrowing by the Company under its revolving credit facility at its bank.

NET LOSS

The Company incurred a net loss for the three month period ended March 31, 2000 of $151,028 compared to $1,973,333 for the three month period ended March 31, 1999. The $1,822,305 reduction in the net loss, representing a 92% reduction in net loss, was directly attributable to the Company'sre-engineering relative to the lower revenues while the Company re-establishes the re-seller sales channel. The Company is committed in the near term to rebuilding and increasing its revenue base, which will require near term expenses for marketing costs. However, this may negatively affect the Company'sshort term operating results.

FINANCIAL CONDITION

CASH FLOW

To date, the Company has satisfied its cash requirements through a combination of its operations, debt and equity financing. The Company'sprincipal uses of cash are to fund working capital requirements.

DEBT AND EQUITY

In April 2000, the Company reached agreement with its bank on new terms amending the Company'sloan agreement, decreasing the commitment from $6,550,000 to $1,730,000. Under the agreement, the Company agreed to undertake certain actions to reduce the line of credit with the bank during 2000. The line of credit facility expires on January 5, 2001. During April, 2000, the Company closed the placement of an initial tranche of 60,000 shares of Series A 8% Convertible Preferred Stock (the "Series A Preferred Stock"), to several purchasers for an aggregated purchase price of $6,000,000 (less approximately $180,000 in placement fees and commissions). Management is actively seeking to close a placement of an additional 30,000 shares of Series A Preferred Stock. Management believes that the equity investments and credit facility will accommodate all of its working capital requirements for the year 2000.

ACCOUNTS RECEIVABLE

The increase in accounts receivable from December 31, 1999 to March 31, 2000 of $423,804 is principally due to larger system sales near the end of the quarter and the decrease in product sales in the previous quarterly reporting periods. The Company did not change its standard credit terms during the period and there has been no material deterioration in the aging of accounts receivable during the period.

INVENTORY

Inventory decreased approximately $228,237 from December 31, 1999 to March 31, 2000 as the Company continued its efforts to reduce its inventory investment. The investment in inventory is impacted by several factors, including, but not limited to, the increased value of parts associated with larger storage units, the timing of purchasing component parts such as disk drives; the non recognition of revenue and corresponding inventory increases due to inventory transfers deemed to be evaluation units and increased inventory locations throughout the United States and Europe.

WORKING CAPITAL

The Company'sworking capital at March 31, 2000 was $1,288,044.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures at this time.

FOREIGN CURRENCY TRANSACTIONS

Management does not currently utilize any derivative products to hedge its foreign currency risk. The Company'sforeign subsidiaries' obligations to their parent are denominated in US dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the US dollar and its subsidiaries' functional currencies, currently German, British, French and Australian. This exposure is limited to the period between the time of accrual of such liability to the parent in the subsidiaries' functional currency and the time of its payment in US dollars.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'sSTOCK PRICE IS VOLATILE

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

- the announcement of new products, services or technological innovations by the Company or its competitors

- quarterly variations in its operating results

- changes in revenue or earnings estimates by the investment community

- speculation in the press or investment community

- failure to meet earning expectations

In addition, the Company'sstock price may be affected by general market conditions and domestic and international economic factors unrelated to the Company'sperformance. Further, until recently, the Company'sstock was thinly traded. Because of these factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

THE COMPANY'sBUSINESS MAY SUFFER IF IT CANNOT PROTECT ITS INTELLECTUAL PROPERTY

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

INTELLECTUAL PROPERTY RIGHTS

The Company is aggressively pursuing the enforcement of its intellectual property rights after an extensive patent review conducted in 1999. During the first quarter, the Company retained a major law firm to enforce these rights against infringing parties, which management believes to be extensive. Despite the Company'sand its legal representatives' efforts, there can be no assurance or predictability as to any amount of recovery or the length of time it will take the Company to recover any royalties or license fees which may be recoverable. Despite the Company'sefforts to protect its intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

DEVELOPMENT OF NEW PRODUCTS AND SOLUTIONS

The Company must make continuous investment in research and development to maintain its ongoing effort to continually improve its products and provide innovative solutions to its customers. The development of software products is a difficult and costly process and subject to many other products' requirements. The Company'sinability to timely deliver new products in the past has had an adverse effect on the Company'soperating and financial results. There can be no assurance that the Company will be able to effectively develop new products in the future.

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

RAPID TECHNOLOGICAL CHANGES

The computer industry is changing both dramatically and rapidly. The development of "open systems computing", the introduction of the Internet, new fibre technologies (SAN) and the increasing storage density in disk drive technologies, have caused an increase in new product development and shorter time to bring the new products to market. While the Company believes that its Virtual Storage Architecture and StorageSuite products are advanced when compared to competitive products, and compliment many other products utilized in total customer solutions, there can be no assurance that this will continue in the future. The failure to remain consistently ahead of competitive technologies would have a negative impact on the Company'soperating results and financial condition.

BUSINESS ALLIANCES

Many companies are forming business alliances with their competitors, to be able to provide totally integrated storage solutions to their customers. One result of these alliances is to effectively preclude competitive products from being offered to the customers. Many of the relationships are exclusive and the Company'sfailure to develop similar relationships will effectively reduce the number of qualified sales opportunities the Company will have for its products in the future. The Company believes that it addresses this issue by its return to the reseller channel sales model and having the integrator/solution providers/value added-resellers perform the solution selling required. The Company'sfailure to open these sales channels will have a negative effect on the Company'soperating results and financial condition.

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

Additionally, most companies in the high technology arena are under pressure to be able to acquire and retain the services of talented individuals. At present, there is a shortage in the number of qualified employees who are available, creating a lucrative job market for qualified and talented high tech employees. The Company has had a decline in revenue in each of the two previous years and comparable reduction in its work force. While the Company believes that it has the required core personnel to effectively manage and grow the Company, there can no assurance that key employees may leave the company in the future. The failure to maintain key employees could adversely affect the Company'soperating and financial results in the future.

LIQUIDITY AND WORKING CAPITAL

The Company'scontinued success depends on maintaining adequate liquidity and working capital to meet its operational requirements. Given the recent volatility in the securities markets and, in particular, the securities of technology companies, there can be no assurances that additional investors' investments in the Company will close. The failure of the Company to maintain adequate liquidity and working capital could have a material adverse impact on the Company.

FAILURE OF SUPPLIERS TO PROVIDE QUALITY PRODUCTS

The Company purchases several sophisticated components and products from one or a limited number of qualified suppliers. These components and products include disk drives, high density memory components and power supplies. The Company has experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet its quality and delivery requirements. If any of its suppliers were to fail to meet the quality or delivery requirements needed to satisfy customer orders for its products, the Company could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on the Company'sbusiness, results of operations or financial condition. Additionally, the Company periodically transitions its product line to incorporate new technologies. The importance of transitioning its customers smoothly to new technologies, along with its historically uneven pattern of quarterly sales, intensifies the risk that a supplier who fails to meet its delivery or quality requirements will have an adverse impact on the Company's revenues and earnings.

CHANGES IN LAWS, REGULATIONS OR OTHER CONDITIONS THAT COULD ADVERSELY IMPAIR THE COMPANY'sCONDITION

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in the Company'sfinancial instruments relates primarily in fluctuations in the prime rate of interest to be charged to the Company under the terms of the promissory note for the revolving credit facility. The Company does not use derivative products or have any material unhedged monetary assets, except for the inter-company balances outstanding.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in several minor legal claims in its ordinary course of business. While the Company believes that its involvement in these claims will have no material effect its operations or financial condition, the Company cannot predict what its continuing involvement in, any judicial decision rendered, or the resolution of the set of claims will have upon the Company'sbusiness, operating results, or financial condition.

Item 2. Changes in Securities and Use of Proceeds

In April 2000, the Company designated 90,000 shares of Series A 8% Convertible Preferred Stock and closed the placement of an initial tranche, and issued 60,000 shares of Series A 8% Convertible Preferred Stock, (the "Series A Preferred Stock") to several purchasers for an aggregated purchase price of $6,000,000 (less approximately $180,000 in placement fees and commissions). The proceeds will be utilized to reduce the Company'sborrowings under its revolving credit facility and for its general working capital requirements.

Item 3. Defaults Upon Senior Securities

There has not been any material default in the payment of principal, interest, or any other material default not cured within 30 days with respect to any indebtedness of the Company and its subsidiaries during the three month period ended March 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three month period ended March 31, 2000.

Item 5. Other Information

SUBSEQUENT EVENTS

At a meeting of the Company'sBoard of Directors on May 8, 2000, the Board elected two additional directors and named a new President and Chief Operating Officer, and a new Chief Financial Officer, as follows:

Theodore J. Goodlander, currently the Chief Executive Officer, President and Chairman of the Board of the Directors resigned his position as President and will retain his positions as both Chief Executive Officer and Chairman of the Board of Directors.

Edward A. Gardner was elected and will serve as both President and Chief Operating Officer of the Company and was appointed as a member of the Board of Directors.

Peter N. Hood was elected Chief Financial Officer of the Company.

Roger E. Gauld was appointed as a member of the Board of Directors and will serve as the chairman of Board'sAudit Committee.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 27 Financial Data Schedule

B. Reports on Form 8-K

None

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORAGE COMPUTER CORPORATION

Registrant

Date: May 15 , 2000 /s/ Theodore J. Goodlander

Theodore J. Goodlander

Chairman of the Board of Directors

(Principal Executive Officer)