Form 10-K405/A
period 1999-12-31
STORAGE COMPUTER CORP
filed 2000-06-01
CIK 933452

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act
              of 1934 for the fiscal year ended December 31, 1999

                         Commission File Number 1-13616


                          STORAGE COMPUTER CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                               02-0450593
(State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                        Identification No.)
  11 RIVERSIDE STREET, NASHUA, NEW HAMPSHIRE                03062-1373
   (Address of Principal Executive Offices)                 (Zip Code)

                                 (603) 880-3005
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK  $0.001 PAR VALUE                       AMERICAN STOCK EXCHANGE
------------------------------                       -----------------------
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

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. _X_

The aggregate market value of the Common Stock of the Registrant held by non-affiliates was approximately $43,750,960 at April 10, 2000.

At March 31, 2000 there were issued and outstanding 11,929,754 shares of the Registrant's Common Stock, with a par value of $.001.

                          STORAGE COMPUTER CORPORATION

     Securities and Exchange Commission
     Item Numbers and Description

                                        PART I                             PAGE
                                                                           ----
     ITEM 1      Business                                                    3
     ITEM 2      Properties                                                 10
     ITEM 3      Legal Proceedings                                          10
     ITEM 4      Submission of Matters to a Vote of Security Holders        11

                                        PART II
     ITEM 5      Market for Registrant's Common Equity
                 And Related Stockholder Matters                            12
     ITEM 6      Selected Financial Data                                    13
     ITEM 7      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        14
     ITEM 7A     Quantitative and Qualitative  Disclosure About Market      22
                 Risk
     ITEM 8      Financial Statements and Supplementary Data                23
     ITEM 9      Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                     23

                                       PART III
     ITEM 10     Directors and Executive Officers of the Registrant         24
     ITEM 11     Executive Compensation                                     26
     ITEM 12     Security Ownership of Certain Beneficial Owners
                 and Management                                             28
     ITEM 13     Certain Relationships and Related Transactions             30


                                        PART IV


     ITEM 14     Exhibits, Financial Statement Schedules and reports        32
                 on Form 8-K

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

INDUSTRY OVERVIEW

    The computer systems market is undergoing a dramatic shift to new information processing modes, such as client/server computing incorporating enterprise databases, data warehousing, image processing, multi-media, video-on-demand, virtual reality processing and Internet/Intranet services. These new application modes are increasing demand for data storage that is scalable in terms of capacity, performance, connectivity and manageability. The market for high performance storage is also driven by host computing platforms which continue to make quantum leaps in processing performance. The Company believes that users and networks will increasingly demand high-performance storage systems to eliminate performance bottlenecks and to take full advantage of increased server/workstation processing power. International Data Corporation
(IDC), a Framingham, MA research firm, predicts disk storage compound annual growth rates of 88.1% for UNIX(R) and 133.8% for Windows NT(R) between the years 1997 and the year 2001. The U.S. Department of Commerce predicts that the data storage market will grow to $1 trillion by the year 2004. Based on the market estimates of IDC, the Company believes the market space for its products is in the range of $6 billion to $10 billion annually.

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

Internal Business Transaction Systems

The Company had completed a review of its critical business transaction systems, and its Year 2000 compliance related to business transaction systems is as follows:

    All of the Company's systems for processing business transactions prior to and following 12:00 AM January 1, 2000. This compliance extended to the underlying hardware, operating systems, and other software on which the Company's business system operates. This compliance included the following transactions and related printed documents: accepting orders from customers, fulfilling customer orders, invoicing customers, crediting customer accounts, applying customer payments, refunding customers, placing orders with vendors, receiving vendor shipments, processing vendor invoices, and paying vendors.

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

                     FISCAL 1999
                     -----------

                                         High     Low
                                         ----     ---
               First Quarter            $3.50    $1.94

               Second Quarter           $2.38    $1.50

               Third Quarter            $1.88    $0.88

               Fourth Quarter           $5.63    $0.75


                     FISCAL 1998
                     -----------

                                         High     Low
                                         ----     ---
               First Quarter            $9.62    $5.50

               Second Quarter           $7.38    $3.63

               Third  Quarter           $4.38    $2.44

               Fourth Quarter           $5.00    $1.00



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



                             YEAR ENDED DECEMBER 31
                             ----------------------


    STATEMENT OF OPERATIONS DATA


                                             1999              1998             1997               1996              1995
                                         ------------      ------------      ------------      ------------      ------------
Revenue                                  $ 10,525,658      $ 17,051,749      $ 37,146,103      $ 31,011,429      $ 23,130,413

Cost of Revenue                             6,303,125        11,838,657        18,152,978        15,326,909        12,054,265
                                         ------------      ------------      ------------      ------------      ------------

Gross Profit                                4,222,533         5,213,092        18,993,125        15,684,520        11,076,148

Operating Expenses

Research and development                    1,980,988         4,258,249         2,851,739         2,785,280         2,116,542

Selling and marketing                       4,098,347         8,871,805         7,959,521         6,117,947         5,469,238

General and Administrative                  2,357,254         2,387,748         1,526,477         1,186,239         1,089,797

Write Down of Investment                            0         2,094,134                 0                 0                 0
                                         ------------      ------------      ------------      ------------      ------------

Total                                       8,436,589        17,611,936        12,337,737        10,089,466         8,675,577
                                         ------------      ------------      ------------      ------------      ------------

Operating Income (loss)                    (4,214,056)      (12,398,844)        6,655,388         5,595,054         2,400,571

Other income (expense)                       (562,139)         (636,668)         (399,635)          (92,523)           58,986
                                         ------------      ------------      ------------      ------------      ------------

Income (loss) before income taxes          (4,776,195)      (13,035,512)        6,255,753         5,502,531         2,459,557

Provision (benefit) for income taxes         (199,868)       (2,145,020)        2,364,000           440,980           (27,038)
                                         ------------      ------------      ------------      ------------      ------------

Net income (loss)                        $ (4,576,327)     $(10,890,492)     $  3,891,753      $  5,061,551      $  2,486,595
                                         ------------      ------------      ------------      ------------      ------------

Net income (loss) per diluted share      $       (.40)     $       (.97)     $        .33      $        .43      $        .21


BALANCE SHEET DATA

Total assets                             $ 14,228,668      $ 22,899,902      $ 30,811,953      $ 20,935,309      $ 14,767,614

Long term obligations                    $  1,176,000      $    710,000      $    710,000      $    742,672      $  1,565,100


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



                                          1999         1998         1997         1996         1995
                                         ------       ------       ------       ------       ------
Revenue                                  100.00%      100.00%      100.00%      100.00%      100.00%
Product cost                              59.88        69.43        48.87        49.42        52.11
                                         ------       ------       ------       ------       ------
Gross margin                              40.12        30.57        51.13        50.58        47.89
                                         ------       ------       ------       ------       ------
Operating Expenses

     Research and development             18.82        24.97         7.68         8.98         9.15
     Selling and marketing                38.94        52.03        21.43        19.73        23.65
     General and administrative           22.40        14.00         4.11         3.83         4.71
Write Down of Investment                   0           12.28         0            0            0
     Total                                80.16       103.28        33.22        32.54        37.51
                                         ------       ------       ------       ------       ------
Operating income (loss)                  (40.04)      (72.71)       17.91        18.04        10.38
                                         ------       ------       ------       ------       ------
Other income (loss)(expense)              (5.34)       (3.73)       (1.08)        (.30)        0.26
                                         ------       ------       ------       ------       ------
Income (loss) before income taxes        (45.38)      (76.44)       16.83        17.74        10.64
                                         ------       ------       ------       ------       ------
Provision for income taxes
     Current tax (benefit)                (1.90)      (12.58)        5.44         6.00         3.76
     Deferred tax (benefit)                0            0             .93        (4.58)       (3.88)
     Total                                (1.90)      (12.58)        6.37         1.42        (0.12)
Net income (loss)                        (43.48)%     (63.86)%      10.46%       16.32%       10.76%


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

    Revenue by geographic region expressed as a percentage of total revenue is as follows:

                       Year Ended          Year Ended          Year Ended
                       December 31, 1999   December 31, 1998   December 31, 1997
                       -----------------   -----------------   -----------------

 North America                44%                 54%                 50%
 Asia                         22%                 22%                 23%
 European Sales               33%                 22%                 26%
 Other Regions                 1%                  2%                  1%

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

OTHER INCOME (EXPENSE)

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

Operations

The Company's products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur by the Company or its suppliers, the Company could experience a rate of failure in its products that would result in substantial repair or replacement costs and potential damage to the Company's reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in the future growth of the Company. The Company frequently revises and updates manufacturing and test processes to address engineering and component changes to its products and evaluates the reallocation of manufacturing resources among its facilities. There can be no assurance that the Company's efforts to monitor, develop and implement appropriate test and manufacturing processes for its products will be sufficient to permit the Company to avoid a rate of failure in its products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to the Company's reputation, any of which could have a material adverse effect on the Company's business, results of operations or financial condition.

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

                                    PART III

     ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

BOARD OF DIRECTORS

     THEODORE J. GOODLANDER, 56, founded the Company and has been Chairman of the Board of Directors, President and Chief Executive Officer since the Company's inception. Mr. Goodlander served as President of Cab-Tek, Inc., a computer accessories manufacturing company, from 1981 to 1991. From 1978 to 1981, he was a private investor, and from 1968 to 1978 Mr. Goodlander held various management positions at Wang Laboratories, Inc., including Vice President International and Far East Marketing Manager. Mr. Goodlander attended Syracuse University and is a graduate of the Program for Management Development at Harvard Business School.

    SHIGEHO INAOKA, 57, has been a director of the Company since September 1993. Mr. Inaoka has served as President of TechnoGraphy, Inc., a manufacturer of multimedia computer systems and an exclusive distributor of the Company's products in Japan since 1992. From 1989 to 1992, Mr. Inaoka was President and Chief Executive Officer of Sony Computer Systems, Inc. He received a business degree from Meiji University in 1967 and a Masters degree in Computer Systems Engineering from Tokyo Computer Academy in 1968.

     STEVEN S. CHEN, 54, has been a director of the Company since May, 1996. Mr. Chen is also the Chairman and Chief Executive Officer of Applitone.net. Mr. Chen was previously the Executive Vice President and Chief Technology Officer of Sequent Computer Systems, Inc. Prior to that, Mr. Chen was the Founder and Senior Vice President of Chen Systems, Inc., a high performance computer server manufacturer, which was acquired by Sequent Computer Systems, Inc. in 1996. Prior to that, Mr. Chen founded Supercomputing Systems, Inc., with partial funding from IBM. He had previously been Senior Vice President of Cray Research, with responsibility for development of the Cray XMP and YMP Supercomputers.

     EDWARD A. GARDNER, 53, has been the President, Chief Operating Officer and a director, of the Company, since May 8, 2000. Mr. Gardner has served as Chief Executive Officer and a director of Hampshire Hospitality Holdings, Inc., a company that owns and operates businesses in the hospitality and tourism industry from 1992 to 2000. From 1983 to 1992, he has held various positions, including president, of a national industrial gas and welding supply company. Previously, Mr. Gardner served as controller for Fidelity Management and Research Company and was a certified public accountant while at the accounting firm of Deloitte and Touche (formerly Haskins and Sells). He received his business degree from Northeastern University and a masters degree from Suffolk University.

     ROGER E. GAULD, 53, has been a director of the Company since May 8, 2000. Mr. Gauld is also a director and Chief Financial Officer of Hampshire Holdings, Inc. Mr. Gauld was previously co-founder and Chief Financial Officer of several manufacturing and distribution firms. Earlier, he was founder and President of The Phoenix Consulting Group, Inc., which specialized in financial planning and controls, risk management, data processing, mergers and acquisitions. In addition, he is a certified public accountant, served as an audit manager with Ernst & Young (formerly Arthur Young) and was an officer in the U.S. Army for four years.

OTHER EXECUTIVE OFFICERS

     PETER N. HOOD, 59, has been the Company's Chief Financial Officer since May 16, 2000. Mr. Hood was previously owner and Chief Executive Officer of Phoenix Custom Molders, Inc., a custom manufacturer of plastic parts from 1993 to 2000 and was co-founder and Vice President of Phoenix Distributors, Inc., a business involved in consolidating independent distributors from 1985 to 1993. From 1965 to 1985, he was with the accounting firm of Ernst & Young, becoming a partner in 1976. He received his business degree from Northeastern University and is a certified public accountant.

     All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualified. All officers of the Company are elected annually by the Board of Directors and serve at the Board's discretion.

MEETINGS OF THE BOARD OF DIRECTORS AND ITS COMMITTEES

     The Board met formally twice during 1999. The Board of Directors has a Compensation Committee, which makes recommendations concerning salaries and incentive compensation for employees of, and consultants to, the Company. It met twice during 1999. Its current members are Theodore J. Goodlander, Steven S. Chen, Shigeho Inaoka, Edward A. Gardner and Roger E. Gauld. The Board also has an Audit Committee, which reviews the results and scope of the audit and other services provided by the Company's independent auditors. It met twice during 1999. Its current members are Roger E. Gauld (currently chairman of the Audit Committee), Edward A. Gardner, Theodore J. Goodlander, Steven S. Chen and Shigeho Inaoka. During 1999 Mr. Gooodlander and Mr. Inaoka attended more than 75% of the meetings of the Board and the meetings of the committees of the Board on which they serve.

DIRECTOR COMPENSATION

    Members of the Board of Directors do not receive any cash compensation for their service on the Board of Directors but are entitled to reimbursement of expenses related to attending Board of Directors meetings. The Company has compensated its directors who are not employees through the grant of stock options. Upon initial appointment, each of Messrs. Inaoka, Chen, Gardner, and Gauld, was granted an option to purchase 30,000 shares of Common Stock at the fair market value on the date of grant. Directors who are employees of the Company are not paid any additional compensation for serving as directors, except for the grant of an option to Mr. Gardner to purchase 30,000 shares as described above.

     ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended on the last day of December for 1999, 1998, and 1997, respectively, by its Chief Executive Officer and each of the Company's other executive officers whose total salary and bonus exceeded $100,000 during such year (collectively, "the Named Executive Officers"):



                                                   ANNUAL COMPENSATION              LONG TERM COMPENSATION
                                                   -------------------              ----------------------
                                                                                     AWARDS
                                                                                    SECURITIES
                                                                                    UNDERLYING
                                                                     OTHER ANNUAL    STOCK          ALL OTHER
         NAME AND               FISCAL        SALARY      BONUS      COMPENSATION   OPTIONS        COMPENSATION
    PRINCIPAL POSITION          YEAR(1)            $          $        ($)(2)          (#)            ($)(2)
    ------------------          -------       ------      -----      ------------   -----------     -----------
Theodore J. Goodlander          1999        $ 93,750         --              --           --            --
President and Chief             1998        $150,000         --              --           --            --
Executive Officer               1997        $150,000         --              --           --            --

Edward A. Gardner,              1999        $0                                       230,000(3)
President and Chief             1998        $0
Operating Officer               1997        $0
(as of May 8, 2000)

Peter N. Hood                   1999        $0                                        30,000(4)
Chief Financial Officer         1998        $0
(as of May 8, 2000)             1997        $0

James C. Louney                 1999        $  3,750         --              --           --            --
Chief Financial Officer         1998        $ 90,000         --              --           --           --
and Treasurer                   1997        $ 60,007(5)      --              --       80,000(5)         --


Keith C. Perry                  1999        $125,000                                      --
Senior Vice President Sales     1998        $ 50,000(6)                               75,000(6)
And Worldwide Marketing         1997        $0                                            --

James P. Nolan                  1999        $0               --              --            0            --
Senior Vice President           1998        $ 49,701         --              --           --           --
Research and Development        1997        $ 46,763(7)                               75,000(7)

----------

(1) The Company's fiscal year ends on the last day of December.

(2) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted because such perquisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the executive officer during the fiscal year ended December 31, 1999.

(3) As of May 8, 2000, Mr. Gardner was granted options to purchase 230,000 shares of the Company's Common Stock at $6.625 per share.

(4) As of May 8, 2000, Mr. Hood was granted options to purchase 30,000 shares of the Company's Common Stock at $6.625 per share.

(5) Mr. Louney joined the Company on May 1, 1997, amount shown reflects compensation for partial year. Mr. Louney resigned for personal reasons on January 12, 1999 and amounts shown reflect compensation for the partial year in 1999 and includes 75,000 options at $5.00 per share.

(6) Mr. Perry joined the Company in September 1998 and resigned in October 1999. The amounts shown reflects compensation for the partial years 1998 and 1999.

(7) Mr. Nolan joined the Company on September 1, 1997, amount shown reflects compensation for partial years in 1997 and 1998 as he resigned in April, 1998.

    The following table sets forth certain information concerning exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 1999:

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES


                   NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED IN-THE-MONEY
                   UNEXERCISED OPTIONS AT YEAR-END(1)      OPTIONS AT YEAR-END(2)
                   ----------------------------------      ---------------------------------
NAME               EXERCISABLE         UNEXERCISABLE       EXERCISABLE         UNEXERCISABLE
----               -----------         -------------       -----------         -------------
Theodore J.            0                    0                   0                    0
Goodlander

Keith Perry(3)         0                    0                   0                    0

----------

(1) No options were exercised during the year ended December 31, 1999 by the Named Executive Officers.

(2) Based on the difference between closing price of the underlying shares of Common Stock on December 31, 1999 as reported by the American Stock Exchange ($6.25) and the option exercise price.

(3) Mr. Perry resigned from the Company in October 1999, did not exercise any options and did not retain any unexercised options.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER AND MANAGEMENT

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

The following table sets forth certain information as of May 22, 2000 with respect to the voting securities of the Company owned by (1) any person (including any "group" as that term is defined in section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of a class of voting securities of the Company, (2) each director or nominee for director of the Company, (3) each of the executive officers named in the Summary Compensation Table elsewhere herein, and (4) all directors and executive officers of the Company as a group. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any voting securities of the Company if he or she has or shares voting power or investment power with respect to such securities or has the right to acquire beneficial ownership thereof at any time within 60 days of May 22, 2000. As used herein "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose of or direct the disposition of shares. Except as indicated in the notes following the table below, each person named has sole voting and investment power with respect to the shares listed as being beneficially owned by such person.

                                                      SHARES OF COMMON STOCK
                                                       BENEFICIALLY OWNED
                                                  -----------------------------
    DIRECTORS, OFFICERS AND 5% STOCKHOLDERS       NUMBER                PERCENT
    ---------------------------------------       ------                -------
    Theodore J. Goodlander
    c/o Storage Computer Corporation              4,000,000(1)           33.36%
    11 Riverside Street
    Nashua, New Hampshire 03062

    Theodore Jay Goodlander II Trust                 822,500               6.86%
    Paige Boer, Trustee
    c/o Storage Computer Corporation
    11 Riverside Street
    Nashua, New Hampshire 03062

    Christine Marian Goodlander Trust               822,500               6.86%
    Jeanne McCready, Trustee
    c/o Storage Computer Corporation
    11 Riverside Street
    Nashua, New Hampshire 03062

    Margaret Vivian Goodlander Trust                822,500               6.86%
    Jeanne McCready, Trustee
    c/o Storage Computer Corporation
    11 Riverside Street
    Nashua, New Hampshire 03062

    John Samuel Goodlander Trust                    822,500               6.86%
    Jeanne McCready, Trustee
    c/o Storage Computer Corporation
    11 Riverside Street
    Nashua, New Hampshire 03062

    Shigeho Inaoka                                  586,100(2)
    2-16-7 Iwataminani                                                    4.89%
    Komae-shi
    Tokyo, Japan 182

    Steven S. Chen                                   30,000(3)                *
    c/o Storage Computer Corporation
    11 Riverside Street
    Nashua, New Hampshire 03062

    Edward A. Gardner                               230,000(4)            1.92%
    c/o Storage Computer Corporation
    11 Riverside Street
    Nashua, New Hampshire 03062

    Peter N. Hood                                    30,000(5)                 *
    c/o Storage Computer Corporation
    11 Riverside Street
    Nashua, NH 03062

    Roger E. Gauld                                   30,000(6)                *
    c/o Storage Computer Corporation
    11 Riverside Street
    Nashua, New Hampshire 03062

    All  directors and executive officers as a    4,876,100(7)           40.67%
    group(7)

----------

 *   less than 1%

(1) Does not include 3,290,000 shares of Common Stock held by the Goodlander children's trusts established for the exclusive benefit of Mr. Goodlander's children, and as to which Mr. Goodlander exercises no voting or dispositive control and disclaims beneficial ownership.

(2) Includes 212,000 shares of Common Stock held by TechnoGraphy, Inc. for which Mr. Inaoka is an executive officer and in which he owns a controlling interest. Includes 30,000 shares of Common Stock issuable upon exercise of options granted under the Company's Amended and Restated Stock Incentive Plan and 132,500 shares issued upon the conversion of warrants sold to Mr. Inaoka . Does not include 30,000 shares held by family members.

(3) Includes 30,000 shares of Common Stock issuable upon the exercise of options granted under the Company's Amended and Restated Stock Incentive Plan.

(4) Includes 230,000 options pursuant to the Company's Amended and Restated Stock Incentive Plan.

(5) Includes 30,000 options pursuant to the Company's Amended and Restated Stock Incentive Plan.

(6) Includes 30,000 options pursuant to the Company's Amended and Restated Stock Incentive Plan.

(7)  See footnotes (1)-(6) above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company to file with the Securities and Exchange Commission ("SEC") and the American Stock Exchange reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to the Company. Based solely on review of the copies of such reports furnished to the Company or written representations from certain persons that no reports were required for those persons, the Company believes that all Section 16(a) filing requirements were satisfied.

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kristiania Corp.

     SCC currently leases, as a tenant-at-will under a triple-net lease, a 35,000 sq. ft. facility which is occupied by its light manufacturing, research and development and office operations in Nashua, New Hampshire. The lease is with an affiliated entity owned by Mr. Goodlander. The Company paid annual rentals of $195,600, $200,400 and $224,800 in 1997, 1998 and 1999, respectively.

Related Party Debt

    Since the inception of the Company, Mr. Goodlander has made cash loans to the Company. The aggregate amount owing to Mr. Goodlander under this note, at the end of fiscal years 1997, 1998 and 1999 was $710,000, $710,000 and $810,000,
respectively. The debt is unsecured, and $710,000 bears interest at prime plus 1% and $100,000 bears interest a 6% and is convertible into the Company's common stock at $4.00 per share. This debt is subordinated to the bank demand line of credit.

    During 1999, Mr. Inaoka, who is a member of the Company's board of directors and president of TechnoGraphy, Inc., one of the Company's major customers, made a loan to the Company for $250,000. The loan earned interest at 6% and was convertible into the Company's common stock at $1.88 per share. Interest amounted to $4,033 as of December 31, 1999 and was later converted into shares of the common stock of the Company subsequent to December 31, 1999.

                                     PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

  3.3 Certificate of Designation establishing Series A 8% Convertible Preferred Stock, with Certificate of Correction.

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

 23.2  Consent of Richard A. Eisner & Company, LLP.

 27    Financial Data Schedule.

 99 "Safe Harbor" Statement under Private Securities Litigation Reform Act of 1996.
---------------

     *  previously filed
    (b) Reports on Form 8-K

            None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Nashua, New Hampshire, on the 31st day of May, 2000.

                          STORAGE COMPUTER CORPORATION

                          BY: /s/ Theodore J. Goodlander
                             ------------------------------------
                              Theodore J. Goodlander
                              Chairman of the Board of Directors, CEO
                              (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.


Signature                      Capacity                             Date
---------                      --------                             ----

/s/ Theodore J. Goodlander     Chairman of the Board of Directors   May 31, 2000
---------------------------    CEO (Principal Executive Officer)
Theodore J. Goodlander



/s/  Edward A. Gardner         President, Chief Operating Officer   May 31, 2000
---------------------------    and Director
Edward A. Gardner


/s/  Peter N. Hood             Vice President, Finance (Chief       May 31, 2000
---------------------------    Financial and Accounting Officer)
Peter N. Hood


/s/  Roger E. Gauld            Director                             May 31, 2000
---------------------------
Roger E. Gauld


/s/  Shigeho Inaoka            Director                             May 31, 2000
---------------------------
Shigeho Inaoka


/s/  Steven S. Chen            Director                             May 31, 2000
---------------------------
Steven S. Chen

                          STORAGE COMPUTER CORPORATION

                                  - I N D E X -



                                                                    Page
                                                                    Number
                                                                    ------
           Reports of Independent Auditors                            37

           Consolidated Financial Position at
           December 31, 1999 and December 31, 1998                    39

           Statement of Consolidated Operations
           for the Years Ended December 31, 1999,
           December 31, 1998 and December 31, 1997                    40

           Statement of Consolidated Stockholders
           Equity for the Years Ended December 31,
           1999, December 31, 1998 and December 31, 1997              41

           Statement of Consolidated Cash Flows
           for the Years Ended December 31, 1999,
           December 31, 1998 and December 31, 1997                    42

           Notes to Consolidated Financial Statements. . . . . .      36

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Storage Computer Corporation
Nashua, New Hampshire 03062

     We have audited the accompanying statements of consolidated financial position of Storage Computer Corporation and subsidiaries, as at December 31, 1999 and 1998, and the related statements of consolidated operations, stockholders equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


/s/ BDO Seidman, LLP
BDO Seidman,  LLP

Boston, Massachusetts

March 17, 2000,
except for Note E and Note N, which are as of April 14, 2000.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
Storage Computer Corporation
Nashua, New Hampshire  03062



     We have audited the accompanying consolidated statements of operations, stockholders equity and cash flows of Storage Computer Corporation and subsidiaries, for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Richard A. Eisner & Company, LLP
Richard A. Eisner & Company, LLP
New York, New York
February 25, 1998

                          STORAGE COMPUTER CORPORATION

                         CONSOLIDATED FINANCIAL POSITION


                                                         DECEMBER 31,
                                                 ---------------------------
                                                     1999            1998
                                                 -----------     -----------
                        A S S E T S (NOTE E)

Current assets:
  Cash and cash equivalents                      $ 1,182,194     $   925,259
  Accounts receivable
    (net of allowance for doubtful
    accounts) (Note L)                               751,077       5,187,351
  Income tax refund receivable                                     2,160,211
  Inventories (Note B)                             6,795,477       8,263,040
  Other current assets                               852,774         707,300
                                                 -----------     -----------
       Total current assets                        9,581,522      17,243,161
                                                 -----------     -----------
Property and equipment (Note C)                    1,842,733       2,742,252
Deferred tax asset (Note I)                        2,194,000       2,194,000
Other assets (Note D)                                610,413         720,489
                                                 -----------     -----------
       Total                                     $14,228,668     $22,899,902
                                                 -----------     -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable (Note E)                          $6,640,445     $ 9,336,377
  Accounts payable                                   257,440       2,298,655
  Accrued expenses                                 1,194,654       1,122,685
  Accrued taxes                                      238,466         164,600
  Deferred revenue                                   705,124         921,947
                                                  ----------     -----------
       Total current liabilities                   9,036,129      13,844,264
                                                  ----------     -----------
Long-term debt (Note E)                            1,175,899         710,000
                                                  ----------     -----------
Commitments and contingencies (Notes F, G and J)
Stockholders' equity (Notes E, H and N):
   Preferred stock, par value $.001;
   Authorized 1,000,000 shares; none
   Issued and outstanding
   Common stock par value $.001;
     Authorized 25,000,000 shares;
     issued and outstanding 11,434,863
     shares (1999) and 11,347,823 shares (1998)       11,435          11,348
   Additional paid-in capital                     13,968,263      13,721,021
   Accumulated deficit                            (9,963,058)     (5,386,731)
                                                ------------    ------------
        Total stockholders' equity                 4,016,640       8,345,638
                                                ------------    ------------
        Total                                   $ 14,228,668    $ 22,899,902
                                                ============    ============


    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION

                      STATEMENT OF CONSOLIDATED OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                              1999              1998              1997
                                          ------------      ------------      ------------
Revenue                                   $ 10,525,658      $ 17,051,749      $ 37,146,103

Product cost                                 6,303,125        11,838,657        18,152,978
                                          ------------      ------------      ------------
     Gross margin                            4,222,533         5,213,092        18,993,125
                                          ------------      ------------      ------------
Operating expenses:
     Research and development                1,980,988         4,258,249         2,851,739
     Selling and marketing                   4,098,347         8,871,805         7,959,521
     General and administrative              2,357,254         2,387,748         1,526,477
    Write down of investment (Note D)                0         2,094,134                 0
                                          ------------      ------------      ------------
     Total Operating Expenses                8,436,589        17,611,936        12,337,737
                                          ------------      ------------      ------------
Operating income (loss)                     (4,214,056)      (12,398,844)        6,655,388
                                          ------------      ------------      ------------
Other income (expense):
     Interest expense, net (Note E)           (840,253)         (647,557)         (438,649)
     Other income (Note D)                     278,114            10,889            39,014
                                          ------------      ------------      ------------
     Total                                    (562,139)         (636,668)         (399,635)
                                          ------------      ------------      ------------
Income (loss) before income taxes
     (benefit)                              (4,776,195)      (13,035,512)        6,255,753
                                          ------------      ------------      ------------
Provision for income  taxes (benefit)
     (Note I):
          Current tax (benefit)               (199,868)       (2,145,020)        2,020,000
          Deferred tax                              --                --           344,000
                                          ------------      ------------      ------------
          Total                               (199,868)       (2,145,020)        2,364,000
                                          ------------      ------------      ------------
Net income (loss)                         $ (4,576,327)     $(10,890,492)     $  3,891,753
                                          ============      ============      ============
Net income (loss) per basic share         $       (.40)     $      (0.97)     $        .36
                                          ============      ============      ============
Net income (loss) per diluted share       $       (.40)     $      (0.97)     $       0.33
                                          ============      ============      ============
Basic shares                                11,376,082        11,254,557        10,825,043
                                          ============      ============      ============
Diluted shares                              11,376,082        11,254,557        11,960,546
                                          ============      ============      ============


    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION

                  STATEMENT OF CONSOLIDATED STOCKHOLDERS EQUITY

                                                 COMMON STOCK           ADDITIONAL      RETAINED
                                           ----------------------       ----------      ----------
                                                             PAR         PAID-IN        EARNINGS
                                                             ---         -------        --------
                                             SHARES         VALUE        CAPITAL        (DEFICIT)
                                           ----------      -------     -----------     -----------
Balance - December 31, 1996                10,701,341      $10,701     $12,290,245    $  1,612,008

Exercise of stock options                     447,675          448         655,163

Tax benefit from stock options (Note K)                                    439,832

Net income
                                                                                         3,891,753
                                           ----------      -------     -----------    ------------
Balance - December 31, 1997                11,149,016       11,149      13,385,240       5,503,761

Exercise of stock options                     174,800          175         141,980

Stock issued to 401(k) plan (Note K)           24,007           24          73,801

Tax benefit from stock options (Note K)                                    120,000

Net loss                                                                               (10,890,492)
                                           ----------      -------     -----------    ------------

Balance - December 31, 1998                11,347,823       11,348      13,721,021      (5,386,731)

Warrants issued in connection with                                         111,387
bank financing (Note E)

Exercise of stock options                      50,000           50          76,950

Stock issued to 401(k) plan (Note K)           37,040           37          58,905

Net loss                                                                                (4,576,327)
                                           ----------      -------     -----------    ------------
Balance - December 31, 1999                11,434,863      $11,435     $13,968,263    $ (9,963,058)
                                           ==========      =======     ===========    ============



    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                    (NOTE K)


                                                                  YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                         1999              1998             1997
                                                      -----------      ------------      -----------
Cash flows from operating activities:
     Net income (loss)                                $(4,576,327)     $(10,890,492)     $ 3,891,753
     Reconciliation to operating cash flows:
     Depreciation and amortization                        488,883           620,552          382,836
     Warrants issued for services                         111,387
     Stock issued to 401(k) plan                           58,942            73,825
     Write down of investment                                             2,094,134
     Foreign currency transaction loss                                                        29,423
     Deferred tax provision                                                                  344,000
     Changes in operating assets and liabilities:
     Accounts receivable                                4,436,274         8,722,650       (4,885,160)
     Income tax refund receivable                       2,151,677        (2,160,211)
     Inventories                                        1,942,850          (383,556)      (1,605,241)
     Other assets                                         (26,864)         (152,496)        (451,008)
     Accounts payable and accrued expenses             (1,996,304)         (138,570)        (536,998)
                                                      -----------      ------------      -----------
        Net cash provided (used) in operating
          activities                                    2,590,518        (2,214,164)      (2,830,395)
                                                      -----------      ------------      -----------
Cash flows from investing activities:
     Capital expenditures                                  (4,882)         (842,030)      (1,823,608)
     Other assets                                                          (175,113)      (2,583,960)
                                                      -----------      ------------      -----------
        Net cash  used in investing activities             (4,882)       (1,017,143)      (4,407,568)
                                                      -----------      ------------      -----------
Cash flows from financing activities:
     Net proceeds from (payments on) credit line       (2,695,932)        2,870,706        5,866,280
     Reduction of other long-term liabilities             350,000            22,970
     Net proceeds from issuance of common stock            77,000           142,155          655,611
                                                      -----------      ------------      -----------
        Net cash provided (used) in financing
          activities                                   (2,268,932)        3,035,831        6,521,891
                                                      -----------      ------------      -----------
Effect of exchange rate changes on cash                   (59,769)            7,356          (23,311)
                                                      -----------      ------------      -----------

Net increase (decrease) in cash and cash equivalents      256,935          (188,120)        (739,383)
Cash and cash equivalents - beginning of year             925,259         1,113,379        1,852,762
                                                      -----------      ------------      -----------
Cash and cash equivalents - end of year               $ 1,182,194      $    925,259      $ 1,113,379
                                                      -----------      ------------      -----------



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

Foreign Currency Translations

     The functional currency for the Company's foreign operations is the U.S. dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments and gains or losses resulting from foreign currency transactions are included in the Company's statement of operations.

Income Taxes

     The Company follows Statement of Financial Accounting Standards No. 109 ("SFAS 109") Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Earnings (Loss) per Share

     The Company calculates earnings or loss per share in accordance with Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". Basic earnings per share is determined utilizing only the weighted average of outstanding common shares. The effect of potentially dilutive options, warrants and convertible securities is included in the calculation of diluted earnings per share. There is no difference in the numerator between the basic and diluted calculation and the only difference in the denominator is the effect of dilutive stock options, warrants and convertible securities.

Stock-Based Compensation

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, ("SFAS 123"), Accounting for Stock Based Compensation which requires disclosure of pro forma effects as if SFAS 123 had been adopted. The Company has adopted the disclosure only requirements of SFAS 123 and accounts for its employee stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:


                                                         DECEMBER 31,
                                                   -------------------------
                                                      1999           1998
                                                   ----------     ----------
       Machinery and equipment                     $2,523,511     $2,165,279
       Office furniture and fixtures                  465,462        463,298
       Research and development equipment           1,281,341      2,091,344
       Other property                                 189,212        150,241
                                                   ----------     ----------
            Total                                   4,459,526      4,870,162
       Less accumulated depreciation                2,616,793      2,127,910
                                                   ----------     ----------
            Net  property and equipment            $1,842,733     $2,742,252
                                                   ==========     ==========

NOTE D - OTHER ASSETS

     In August 1998, the Company and another organization formed a limited liability company named HVVR, LLC (HVVR). The purpose of HVVR was to hold ownership of a new product technology developed by a former customer of the Company. The Company's investment in HVVR amounted to approximately $2,300,000.

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

NOTE E - BORROWING ARRANGEMENTS

     At December 31, 1999 the Company had a demand bank line of credit with maximum borrowings of $6,900,000 secured by all assets of the Company. In connection with an amendment to the note in 1999, the Company issued a warrant to purchase 25,000 shares of the Company's common stock to the bank at an exercise price of $3.00 per share to expire October 25, 2009. The warrants were valued using the Black Scholes option-pricing model. The resulting value of $111,387 was accounted for as additional interest on the debt. The loan agreement provides for interest at the banks prime rate plus .25%. The agreement contains certain covenants including, but not limited to, restrictions related to net worth and certain financial ratios. At December 31, 1999 the remaining balance available under the credit facility was approximately $312,000.

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

     Long-term debt in the amount of $810,000 and $710,000 at December 31, 1999 and 1998 is payable to an officer and stockholder of the Company. The debt is unsecured, and $710,000 bears interest at prime plus 1%, and $100,000 bears interest at 6% and is convertible into the Company's common stock at $4.00 per share. The debt is subordinated to the demand line of credit. Interest expense related to the obligation amounted to $68,632, $67,450, and $66,100 for 1999, 1998 and 1997. This debt is due subsequent to December 31, 2000.

     The balance of long term debt represents accounts payable not due until after December 31, 2000.

NOTE F - RELATED PARTY TRANSACTIONS

     The Company leases plant and office facilities from an affiliated entity as a tenant-at-will, under a triple-net operating lease agreement. Rent expense under this lease for 1999, 1998 and 1997 amounted to $224,800, $200,400 and $195,600, respectively.

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

NOTE H - STOCK OPTION PLANS

     The Company's 1994 and 1999 Stock Incentive Plans provide for the granting of options to purchase up to 3,500,000 shares of common stock. Option activity during 1999, 1998 and 1997 is summarized as follows:

                                                                WEIGHTED
                                                                AVERAGE
                                                NUMBER OF     OPTION PRICE
                                                 SHARES         PER SHARE
                                               ----------     ------------
       Balance - December 31,1996               1,663,500       $ 3.41
       Granted                                    814,500         6.36
       Exercised                                 (447,675)        1.46
       Canceled                                  (201,425)       10.50
                                               ----------       ------
       Balance - December 31, 1997              1,828,900         6.47
       Granted                                  1,038,150         2.23
       Exercised                                 (174,800)         .79
       Canceled                                (1,219,850)        4.51
                                               ----------       ------
       Balance - December 31, 1998              1,472,400       $ 1.64
       Granted                                  1,576,650         1.22
       Exercised                                  (50,000)        1.54
       Canceled                                (1,209,800)        1.30
                                               ----------       ------
       Balance - December 31, 1999              1,789,250         1.51
                                               ----------       ------

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 1999, 1998 or 1997. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, pro forma net income (loss) would have been ($6,431,002) in 1999, ($11,003,981) in 1998, and $3,539,297 in 1997. Proforma net income (loss)
per diluted share would have been ($.57) in 1999, ($.98) in 1998, and $.30 in 1997.

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

     All options outstanding at December 31, 1999 are categorized by the ranges shown in the table below:

                                          WEIGHTED
                                          AVERAGE
                      WEIGHTED            REMAINING            NUMBER
                      AVERAGE EXERCISE    CONTRACTUAL            OF
           RANGE      PRICE PER SHARE     LIFE IN YEARS        SHARES
           -----      ----------------    -------------      ---------
       $ .88 - 1.75      $ 1.16               8.80            1,321,900
        2.50 - 2.94        2.50               8.67              464,850
               3.60        3.60               4.94                2,500
                                                              ---------
                                                              1,789,250
                                                              ---------

     All options exercisable at December 31, 1999 are categorized by the ranges shown in the table below:

                                           WEIGHTED
                                           AVERAGE
                         WEIGHTED          REMAINING
                         AVERAGE EXERCISE  CONTRACTUAL         NUMBER OF
            RANGE        PRICE PER SHARE   LIFE IN YEARS        SHARES
            -----        ----------------  -------------       ---------
        $ .88 - 1.25         $ 1.13            9.64            398,150
         2.50 - 2.56           2.50            8.67            303,499
           3.60                3.60            4.94              2,500
                                                               -------
                                                               704,149
                                                               -------

NOTE I - INCOME TAXES

     At December 31, 1999 and December 31, 1998, the Company has net deferred tax assets as follows:


                                                         DECEMBER 31,
                                                   -------------------------
                                                       1999           1998
                                                   ----------     ----------
     Accounts receivable reserve                  $   201,000    $    66,000
     Inventory costs                                  204,000        186,000
     Reserve on other assets                          102,000        102,000
     Write down of investment                               0        712,000
     Deferred revenue                                 196,000        257,000
     Accrued expenses                                 543,000          2,000
     General business tax credits                     523,000        508,000
     Domestic operating loss carryover              3,204,000      2,098,000
     Foreign operating loss carryover               1,820,000      1,238,000
                                                  -----------    -----------
          Total deferred tax assets                 6,793,000      5,169,000
     Valuation allowance                           (4,599,000)    (2,975,000)
                                                  -----------    -----------
     Net deferred tax assets, noncurrent          $ 2,194,000    $ 2,194,000
                                                  ===========    ===========

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

The United States, foreign, and state components of the tax provision (benefit) are as follows:

                                                        DECEMBER 31,
                                           -------------------------------------
                                              1999        1998           1997
                                           ---------   -----------    ----------
Current:
     United  States,  net of
     business tax credits of  $197,000
     In 1997.                              $(199,868)  $(2,150,020)   $1,580,000
     Foreign                                       0             0             0
     State                                         0         5,000       440,000
                                           ---------   -----------    ----------
                                            (199,868)  $(2,145,020)    2,020,000
                                           ---------   -----------    ----------
Deferred:
     United States                                 0             0       180,000
     Foreign                                       0             0       164,000
                                           ---------   -----------    ----------
                                                   0             0       344,000
                                           ---------   -----------    ----------
Provision (benefit) for income taxes       $(199,868)  $(2,145,020)   $2,364,000
                                           ---------   -----------    ----------


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


                                                         1999            1998             1997
                                                     -----------      ------------      ----------
Income (loss) before income taxes                    $(4,776,195)     $(13,035,512)     $6,255,753
                                                     -----------      ------------      ----------
 Expected tax (benefit) at statutory rate of 34%      (1,624,000)       (4,432,000)      2,127,000
 Adjustments due to:
      Difference between foreign rate and U.S.
        statutory  rate                                                    196,000          40,000
      State taxes, net of federal benefit                                    5,000         291,000
      Increase (decrease) in valuation reserve         1,624,000         2,075,000           5,000
      Adjustment of prior year tax refunds              (199,868)
      Tax credits                                                                         (130,000)
      Other                                                                 10,980          31,000
                                                     -----------      ------------      ----------
 Provision (benefit) for income taxes                $  (199,868)     $ (2,145,020)     $2,364,000
                                                     ===========      ============      ==========



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

NOTE M - BUSINESS SEGMENT INFORMATION

     The Company's operations are conducted in one business segment: the design, manufacture and sale of high-performance scalable data storage. Operations by geographic area are summarized as follows:


                                      UNITED
                                      STATES          EUROPE         ELIMINATIONS      CONSOLIDATED
                                    -----------     -----------      ------------      ------------

1999:
     Domestic sales                 $ 4,541,522     $ 3,384,013                        $ 7,925,535
     Export sales                     2,460,664          63,281                          2,523,945
     Export sales to affiliates       1,360,418                        (1,284,240)          76,178
                                    -----------     -----------      ------------      -----------
          Total revenue             $ 8,362,604     $ 3,447,294      $ (1,284,240)     $10,525,658
                                    -----------     -----------      ------------      -----------
     Long-lived assets              $12,730,889     $   116,089      $(10,743,832)     $ 2,103,146

1998:
     Domestic sales                 $ 9,222,124     $ 2,704,186                        $11,926,310
     Export sales                     4,308,526         490,098                          4,798,624
     Export sales to affiliates         909,402             706          (583,293)         326,815
                                    -----------     -----------      ------------      -----------
          Total revenue             $14,440,052     $ 3,194,990      $   (583,293)     $17,051,749
                                    -----------     -----------      ------------      -----------
     Long-lived assets              $13,920,700     $   244,768      $(10,702,727)     $ 3,462,741

1997:
     Domestic sales                 $18,598,928     $ 7,825,213                        $26,424,141
     Export sales                     9,078,719                                          9,078,719
     Export sales to affiliates       1,643,243                                          1,643,243
                                    -----------     -----------      ------------      -----------
          Total revenue             $29,320,890     $ 7,825,213                        $37,146,103
                                    -----------     -----------      ------------      -----------
     Long-lived assets              $14,606,309     $   372,132      $ (7,974,157)     $ 7,004,284
                                    -----------     -----------      ------------      -----------



Export sales from the United States are summarized as follows:


                          1999          1998          1997
                       ----------   ----------    -----------

          Far East     $2,331,076   $3,810,000    $ 8,631,000
          Europe        1,442,336    1,059,000      1,855,000
          Other            47,670      349,000        236,000
                       ----------   ----------    -----------
                       $3,821,082   $5,218,000    $10,722,000
                       ----------   ----------    -----------


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