Form 10-Q
period 2000-06-30
STORAGE COMPUTER CORP
filed 2000-08-14
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

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
(Issuer’s telephone number)

N/A
(Former name, address, fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.001 par value	American Stock Exchange
(Title or Class)	(Name of Exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

The number of shares of Common Stock outstanding as of the close of business on August 10, 2000 was 12,034,212.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Storage Computer Corporation
Consolidated Financial Position (Unaudited)

	June 30, 2000	December 31, 1999

Assets

Current assets:

Cash and cash equivalents	$1,076,922	$1,182,194

Accounts receivable, net	949,527	751,077

Income tax refund receivable	-	-

Inventories	6,332,483	6,795,477

Other current assets	570,602	852,774

Total current assets	8,929,534	9,581,522

Property and equipment, net	1,540,104	1,842,733

Deferred tax asset	2,194,000	2,194,000

Other assets	619,798	610,413

	$13,283,436	$14,228,668

Liabilities and Stockholders’ Equity

Current liabilities:

Notes payable to bank	$46,675	$6,640,445

Accounts payable	410,853	257,440

Accrued expenses	1,658,055	2,138,244

Total current liabilities	2,115,583	9,036,129

Long-term debt	925,899	1,175,899

Total liabilities	3,041,482	10,212,028

Stockholders’ equity:

Common stock	12,010	11,435

Preferred stock	6,000,000	-

Additional paid-in capital	14,841,220	13,968,263

Deficit	(10,611,276)	(9,963,058)

Total stockholders’ equity	10,241,954	4,016,640

	$13,283,436	$14,228,668

See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Statement of Consolidated Operations (Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999

Revenue	$2,054,678	$3,057,350	$4,149.676	$5,737,023

Product cost	1,058,001	1,823,249	1,960,883	3,420,051

Gross margin	996,677	1,234,101	2,188,793	2,316,972

Operating expenses:

Research and development	283,494	458,588	667,865	1,328,479

Selling and marketing	477,074	918,835	1,006,644	2,313,014

General and administrative	625,114	829,732	988,787	1,437,718

Total	1,385,682	2,207,155	2,663,296	5,079,211

Operating loss	(389,005)	(973,054)	(474,503)	(2,762,239)

Other income (expense):

Interest expense, net	(125,769)	(185,072)	(294,689)	(401,774)

Other income	17,584	72,361	120,974	104,915

	(108,185)	(112,711)	(173,715)	(296,859)

Loss before income taxes	(497,190)	(1,085,765)	(648,218)	(3,059,098)

Provision for income taxes	—	(200,372)	—	(200,372)

Net loss	($497,190)	($885,393)	($648,218)	($2,858,726)

Net loss per basic share	($0.04)	($0.08)	($0.05)	($0.25)

Net loss per diluted share	($0.04)	($0.08)	($0.05)	($0.25)

Basic shares	11,837,807	11,364,931	11,837,807	11,359,429

Diluted shares	11,837,807	11,364,931	11,837,807	11,359,429

See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Statement of Consolidated Cash Flows (Unaudited)

	Six months ended

	June 30, 2000	June 30, 1999

Cash flows from Operating Activities:

Net loss	($648,218)	($2,858,726)

Reconciliation to operation cash flows:

Depreciation and amortization	319,694	292,826

Changes in operating assets and liabilities:

Accounts receivable	(198,450)	1,919,624

Income tax refund receivable	—	2,160,211

Inventories	462,994	1,074,535

Other current assets	282,172	(165,393)

Accounts payable and accrued expenses	(326,776)	(980,855)

Net cash provided (used) in operations	(108,584)	1,442,222

Cash flows from investing activities:

Purchases of property & equipment	(17,065)	—

Other assets	(9,385)	(19,933)

Net cash used in investing activities	(26,450)	(19,933)

Cash flow from financing activities:

Increase (decrease) in credit line	(6,593,770)	(1,722,534)

Increase in long-term debt	—	350,000

Issuance of common stock and warrants	939,723	34,441

Issuance of preferred stock	5,683,809

Net cash provided (used) in financing activities	29,762	(1,338,093)

Net increase (decrease) in cash and cash equivalents	(105,272)	84,196

Cash and cash equivalents at beginning of period	1,182,194	925,259

Cash and cash equivalents at end of period	$1,076,922	$1,009,455

Supplemental disclosures of cash flow information

Cash payments for:

Interest	$129,933	$359,090

Taxes	—	—

See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Notes To Consolidated Financial Statements
June 30, 2000

Note A —The Company and Basis of Presentation

Storage Computer Corporation (the “Company”) and its subsidiaries are engaged in the development, manufacture, and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Storage Computer Europe GmbH, Vermont Research Products, Inc., Storage Computer UK, Ltd., Storage Computer Pty., Ltd. and its 50.1% owned subsidiary Storage Computer France, S.A. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has a 20% investment in Storage Computer (Asia) Ltd. which is accounted for by the equity method.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in a Report on Form 10-K/A filed by the Company with the Securities and Exchange Commission, containing the Company’s financial statements for the fiscal year ended December 31, 1999. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note B —Reclassifications

Certain 1999 amounts have been reclassified to conform with the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

Forward-looking Statements

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 CONTAINS CERTAIN SAFE HARBORS REGARDING FORWARD-LOOKING STATEMENTS. FROM TIME TO TIME, INFORMATION PROVIDED BY THE COMPANY OR STATEMENTS MADE BY ITS DIRECTORS, OFFICERS OR EMPLOYEES MAY CONTAIN “FORWARD-LOOKING” INFORMATION SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES. ANY STATEMENTS MADE HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING THE CHARACTERISTICS AND GROWTH OF THE COMPANY’S MARKETS AND CUSTOMERS, THE COMPANY’S OBJECTIVES AND PLANS FOR FUTURE OPERATIONS AND PRODUCTS AND THE COMPANY’S EXPECTED LIQUIDITY AND CAPITAL RESOURCES. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON A NUMBER OF ASSUMPTIONS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AND, ACCORDINGLY, ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO: THE CONTINUED AND FUTURE ACCEPTANCE OF THE COMPANY’S PRODUCTS; THE RATE OF GROWTH IN THE INDUSTRIES OF THE COMPANY’S PRODUCTS; THE PRESENCE OF COMPETITORS WITH GREATER TECHNICAL, MARKETING AND FINANCIAL RESOURCES; THE COMPANY’S ABILITY TO PROMPTLY AND EFFECTIVELY RESPOND TO TECHNOLOGICAL CHANGE TO MEET EVOLVING CUSTOMER NEEDS; RISKS ASSOCIATED WITH SALES IN FOREIGN COUNTRIES; AND THE COMPANY’S ABILITY TO SUCCESSFULLY EXPAND ITS OPERATIONS.

RESULTS OF OPERATIONS

The Company’s operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely successful deployment of its newly created marketing relationship, the reestablishment of the reseller sales channel and the length of the sales cycle for the Company’s products and services. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; changes in pricing of the Company’s products and services due to competitive pressures; the Company’s ability to obtain sufficient supplies of sole or limited source components; the ability to manage future growth and expansion; the ability to successfully identify, target, acquire and integrate suitable acquisition candidates; and charges related to financing and acquisitions.

REVENUE

Revenue for the three month period ended June 30, 2000 was $2,054,678 compared to revenue of $3,057,350 in the corresponding period in 1999. For the six month period ended June 30, 2000, revenue was $4,149,676 compared to revenue of $5,737,023 in the respective period in 1999. Revenue in both the three month and the six month periods has been negatively impacted by reduced promotional budgets and lower sales force headcount. For the three month period ended June 30, 2000, U.S. domestic product sales and international product sales were 63% and 37%, respectively, of total revenue. During the 1999 comparable period, such percentages were 32% and 68% respectively. For the six month period ended June 30, 2000, U.S. domestic product sales and international product sales were 49% and 51%, respectively, of total revenue. During the 1999 comparable period, such percentages were 33% and 67% respectively.

All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales which occur through the Company’s subsidiaries located in England and Germany are conducted in the local functional currency.

GROSS MARGIN

Gross margin for the three month periods ended June 30, 2000 and 1999 was $996,677 and $1,234,101 respectively, or 49% and 40% of revenue in each period. Gross margin for the six month periods ended June 30, 2000 and 1999 was $2,188,793 and $2,316,972 respectively, or 53% and 40% of revenue in each period. The increase in gross margin in each of these periods was due to the lower product costs inherent in the smaller unit product sales recorded in these periods.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three month period ended June 30, 2000 and the corresponding 1999 period, were $283,494 and $458,588. For the six month periods ended June 30, 2000 and 1999, such expenses were $667,865 and $1,328,479. The decrease in research and development expenditures in 2000 resulted primarily from a reduction in the number of staff personnel and outside contractors; and the completion of work on certain phases of the next generation products.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three month periods ended June 30, 2000 and 1999 were $477,074 and $918,835, respectively. Selling and marketing expenses for the six month periods ended June 30, 2000 and 1999 were $1,006,644 and $2,313,014, respectively. The decrease in selling and marketing expenses in both the three month and the six month periods was principally due to reduced sales volume commissions in the United States and International sales organizations, and further reduction in the field sales force headcount.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three month periods ended June 30, 2000 and 1999 were $625,114 and $829,732, respectively. For the six month periods ended June 30, 2000 and 1999, general and administrative expenses were $988,787 and $1,437,718, respectively. The absolute dollar decrease in general and administrative expenses between the six month periods ended June 30, 2000 and 1999 of approximately $449,000 resulted primarily from reduced personnel and decreased professional fees.

FINANCIAL CONDITION

CASH FLOW

The cash flow for operating activities is impacted by the timing of product shipments and inventory purchases to support new product introductions and revenue fluctuations.

DEBT AND EQUITY

In April 2000, the Company reached agreement with its bank on new terms amending the Company’s loan agreement and decreasing the commitment from $6,550,000 to $1,730,000. Under the agreement, the Company agreed to undertake certain actions to reduce the line of credit with the bank during 2000. The line of credit facility expires on January 5, 2001. During April, 2000, the Company closed the placement of an initial tranche of 60,000 shares of Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”), to several purchasers for an aggregated purchase price of $6,000,000 (less approximately $316,000 in placement fees, commissions and legal expenses). Management is actively seeking to close a placement of an additional 30,000 shares of Preferred Stock.

ACCOUNTS RECEIVABLE

The increase in accounts receivable from December 31, 1999 to June 30, 2000 of approximately $198,000 is due to the delivery late in the three month period for several of our larger product sales. The Company did not materially change its standard credit terms during the period and there has been no material deterioration in the aging of accounts receivable during the period.

INVENTORY

Inventory decreased approximately $463,000 from December 31, 1999 to June 30, 2000 as the Company continued its efforts to reduce its inventory investment. The decrease in inventory is principally a result of programs implemented by the Company to reduce the level of component parts in inventory.

WORKING CAPITAL

The Company’s working capital at June 30, 2000 was $6,813,951. Management believes that its cash and cash equivalents, the equity investments and credit facility described above will accommodate all of its working capital requirements for the year 2000.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures at this time.

FOREIGN CURRENCY TRANSACTIONS

Management does not currently utilize any derivative products to hedge its foreign currency risk. The Company’s foreign subsidiaries’ obligations to their parent are denominated in US dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the US dollar and its subsidiaries’ functional currencies, currently German, British, French and Australian. This exposure is limited to the period between the time of accrual of such liability to the parent in the subsidiaries’ functional currency and the time of its payment in US dollars.

Other than the intercompany balances noted above, the Company does not believe it has material unhedged monetary assets, liabilities or commitments which are denominated in a currency other than the operations’ functional currencies. Management expects such exposure to continue until its foreign subsidiaries reach a more mature level of operation. Management currently has no plans to utilize any derivative products to hedge its foreign currency risk.

FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY’S STOCK PRICE IS VOLATILE

      The Company’s stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

•	the announcement of new products, services or technological innovations by the Company or its competitors

•	quarterly variations in its operating results

•	changes in revenue or earnings estimates by the investment community

•	speculation in the press or investment community

•	failure to meet earning expectations

In addition, the Company’s stock price may be affected by general market conditions and domestic and international economic factors unrelated to the Company’s performance. Further, until recently, the Company’s stock was thinly traded. Because of these factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

THE COMPANY’S BUSINESS MAY SUFFER IF IT CANNOT PROTECT ITS INTELLECTUAL PROPERTY

The Company generally relies upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain the Company’s proprietary rights in its technology and products. However, there can be no assurance that any of the Company’s proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect the Company’s proprietary rights to the same extent, as do the laws of the United States. Therefore, there can be no assurance that the Company will be able to adequately protect its proprietary technology against unauthorized third-party copying or use, which could adversely affect the Company’s competitive position. Further, there can be no assurance that the Company will be able to obtain licenses to any technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost.

INTELLECTUAL PROPERTY RIGHTS

The Company is aggressively pursuing the enforcement of its intellectual property rights after an extensive patent review conducted in 1999. During the first quarter, the Company retained a major law firm to enforce these rights against infringing parties, which management believes to be extensive. During the second quarter, the Company continued these efforts vigorously. Despite the Company’s and its legal representatives’ efforts, there can be no assurance or predictability as to any amount of recovery or the length of time it will take the Company to recover any royalties or license fees which may be recoverable. Despite the Company’s efforts to protect its intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

DEVELOPMENT OF NEW PRODUCTS AND SOLUTIONS

The Company must make continuous investment in research and development to maintain its ongoing effort to continually improve its products and provide innovative solutions to its customers. The development of software products is a difficult and costly process and subject to many other products’ requirements. The Company’s inability to timely deliver new products in the past has had an adverse effect on the Company’s operating and financial results. There can be no assurance that the Company will be able to effectively develop new products in the future.

COMPETITION

The Company competes with many established companies in the computer storage and server industries and certain of these companies have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunity to address customers’ various information technology requirements than the Company. The Company’s business may be adversely affected by the announcement or introduction of new products by its competitors, including hardware, software and services, price reductions of its competitors’ equipment or services and the implementation of effective marketing strategies by its competitors.

Competitive pricing pressures exist in the computer storage and server markets and have had and may in the future have an adverse effect on the Company’s revenues and earnings. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices in order to preserve or gain market share, which the Company cannot foresee. The Company currently believes that pricing pressures are likely to continue. The relative and varying rates of product price and component cost declines could have an adverse effect on the Company’s earnings.

RAPID TECHNOLOGICAL CHANGES

The computer industry is changing both dramatically and rapidly. The development of “open systems computing”, the introduction of the Internet, new fibre technologies (SAN) and the increasing storage density in disk drive technologies, have caused an increase in new product development and shorter time to bring the new products to market. While the Company believes that its Virtual Storage Architecture and StorageSuite products are advanced when compared to competitive products, and compliment many other products utilized in total customer solutions, there can be no assurance that this will continue in the future. The failure to remain consistently ahead of competitive technologies would have a negative impact on the Company’s operating results and financial condition.

BUSINESS ALLIANCES

Many companies are forming business alliances with their competitors, to be able to provide totally integrated storage solutions to their customers. One result of these alliances is to effectively preclude competitive products from being offered to the customers. Many of the relationships are exclusive and the Company’s failure to develop similar relationships will effectively reduce the number of qualified sales opportunities the Company will have for its products in the future. The Company believes that it addresses this issue by its return to the reseller channel sales model and having the integrator/solution providers/value added-resellers perform the solution selling required. The Company’s failure to open these sales channels will have a negative effect on the Company’s operating results and financial condition.

OPERATIONS

The Company’s products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur by the Company or its suppliers, the Company could experience a rate of failure in its products that would result in substantial repair or replacement costs and potential damage to the Company’s reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in the future growth of the Company. The Company frequently revises and updates manufacturing and test processes to address engineering and component changes to its products and evaluates the reallocation of manufacturing resources among its facilities. There can be no assurance that the Company’s efforts to monitor, develop and implement appropriate test and manufacturing processes for its products will be sufficient to permit the Company to avoid a rate of failure in its products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to the Company’s reputation, any of which could have a material adverse effect on the Company ‘s business, results of operations or financial condition.

Additionally, most companies in the high technology arena are under pressure to be able to acquire and retain the services of talented individuals. At present, there is a shortage in the number of qualified employees who are available, creating a lucrative job market for qualified and talented high tech employees. The Company has had a decline in revenue in each of the two previous years and comparable reduction in its work force. While the Company believes that it has the required core personnel to effectively manage and grow the Company, there can no assurance that key employees may leave the company in the future. The failure to maintain key employees could adversely affect the Company’s operating and financial results in the future.

LIQUIDITY AND WORKING CAPITAL

The Company’s continued success depends on maintaining adequate liquidity and working capital to meet its operational requirements. Given the recent volatility in the securities markets and, in particular, the securities of technology companies, there can be no assurances that additional investors’ investments in the Company will close. The failure of the Company to maintain adequate liquidity and working capital could have a material adverse impact on the Company.

FAILURE OF SUPPLIERS TO PROVIDE QUALITY PRODUCTS

The Company purchases several sophisticated components and products from one or a limited number of qualified suppliers. These components and products include disk drives, high density memory components and power supplies. The Company has experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet its quality and delivery requirements. If any of its suppliers were to fail to meet the quality or delivery requirements needed to satisfy customer orders for its products, the Company could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on the Company’s business, results of operations or financial condition. Additionally, the Company periodically transitions its product line to incorporate new technologies. The importance of transitioning its customers smoothly to new technologies, along with its historically uneven pattern of quarterly sales, intensifies the risk that a supplier who fails to meet its delivery or quality requirements will have an adverse impact on the Company’s revenues and earnings.

CHANGES IN LAWS, REGULATIONS OR OTHER CONDITIONS THAT COULD ADVERSELY IMPAIR
THE COMPANY’S CONDITION

The Company’s business, results of operations and financial condition could be adversely affected if any laws, regulations or standards, both foreign and domestic, relating to the Company or its products were newly implemented or changed.

LITIGATION THAT THE COMPANY MAY BECOME INVOLVED IN MAY ADVERSELY AFFECT THE
COMPANY

In the ordinary course of business, the Company may become involved in litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause the Company to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on its business, results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in the Company’s financial instruments relates primarily in fluctuations in the prime rate of interest to be charged to the Company under the terms of the promissory note for the revolving credit facility. The Company does not use derivative products or have any material unhedged monetary assets, except for the inter-company balances outstanding.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in several minor legal claims in its ordinary course of business. While the Company believes that its involvement in these claims will have no material effect its operations or financial condition, the Company cannot predict what its continuing involvement in, any judicial decision rendered, or the resolution of the set of claims will have upon the Company’s business, operating results, or financial condition.

Item 2. Changes in Securities and Use of Proceeds

In April 2000, the Company designated 90,000 shares of Series A 8% Convertible Preferred Stock and issued 60,000 shares of Series A 8% Convertible Preferred Stock, (the “Series A Preferred Stock”) to several purchasers for an aggregated purchase price of $6,000,000 (less approximately $316,000 in placement fees, commissions and legal expenses). The proceeds will be utilized to reduce the Company’s borrowings under its revolving credit facility and for its general working capital requirements.

Item 3. Defaults Upon Senior Securities

There has not been any material default in the payment of principal, interest, or any other material default not cured or waived within 30 days with respect to any indebtedness of the Company and its subsidiaries during the three month period ended June 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three month period ended June 30, 2000.

Item 5. Other Information

At a meeting of the Company’s Board of Directors on May 8, 2000, the Board elected two additional directors and named a new President and Chief Operating Officer, and a new Chief Financial Officer, as follows:

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

Peter N. Hood was elected Chief Financial Officer of the Company.

Roger E. Gauld was appointed as a member of the Board of Directors and will serve as the chairman of Board’s Audit Committee.

On June 16, 2000, Shigeho Inaoka resigned from the Board of Directors for personal reasons.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit 27 Financial Data Schedule

B. Reports on Form 8-K

On July 25, 2000, the Company filed its Schedule 14A Definitive Proxy Statement with the Securities and Exchange Commission on Form 8-K, for its annual stockholder meeting which was held on August 7, 2000.

Signatures

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORAGE COMPUTER CORPORATION

Registrant

Date:	August 14, 2000	/s/ Theodore J. Goodlander __________________________ Theodore J. Goodlander Chief Executive Officer