Form 10-Q
period 2000-09-30
STORAGE COMPUTER CORP
filed 2000-11-14
CIK 933452

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

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

(603) 880-3005
(Issuer’s telephone number)

N/A
(Former name, address, fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $0.001 par value (Title or Class)	American Stock Exchange (Name of Exchange on which registered)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

The number of shares of Common Stock outstanding as of the close of business on November 13, 2000 was 14,834,009.

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Storage Computer Corporation
Consolidated Financial Position (Unaudited)

	September 30, 2000	December 31, 1999
Assets

Current assets Cash and cash equivalents	5,441,138	$1,182,194

Accounts receivable (net)	1,223,333	751,077

Inventories	3,864,187	7,281,297

Other current assets	335,251	852,774

Total current assets	10,863,909	10,067,342

Property and equipment, net of accumulated depreciation	965,999	1,356,913

Deferred tax asset	2,194,000	2,194,000

Intangible and other assets, net of amortization Goodwill and other intangibles	23,872,047	—

Other assets	127,705	610,413

	$38,023,660	$14,228,668

Liabilities and Stockholders’ Equity

Current liabilities Note payable to bank	$435,000	$6,640,445

Accounts payable	998,261	257,440

Accrued expenses	2,793,842	2,254,143

Total current liabilities	4,227,103	9,152,028

Long-term debt	1,827,168	1,060,000

Total liabilities	6,054,271	10,212,028

Stockholders’ equity Common Stock	14,834	11,435

Preferred Stock	7,000,000	—

Additional paid-in capital	44,296,088	13,968,263

Accumulated deficit	(19,341,533)	(9,963,058)

Total stockholders’ equity	31,969,389	4,016,640

	$38,023,660	$14,228,688

See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Statement of Consolidated Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2000	1999	2000	1999

Revenue	$1,037,920	$2,479,868	$5,187,596	$8,216,891

Product cost including inventory restructuring costs	3,728,058	1,240,888	5,688,941	4,660,939

Gross margin	(2,690,138)	1,238,980	(501,345)	3,555,952

Operating expenses:

Research and development	329,911	331,715	997,776	1,660,194

Selling and marketing	657,856	763,723	1,664,500	3,076,737

General and administrative	713,844	529,945	1,702,631	1,967,663

Amortization of intangibles	186,855	—	186,855	—

Restructuring cost	740,130	—	740,130	—

Total	2,628,596	1,625,383	5,291,892	6,704,594

Operating income	($5,318,734)	($386,403)	($5,793,237)	($3,148,642)

Other income (expense):

Interest expense, net	(59,618)	(206,456)	(354,307)	(608,230)

Other income (expense)	(249,828)	1,831	(128,854)	106,746

Total	(309,446)	(204,625)	(483,161)	(501,484)

Loss before income Taxes	(5,628,180)	(591,028)	(6,276,398)	(3,650,126)

Provision for income taxes	13,763	65	13,763	(200,307)

Net loss	(5,641,943)	(591,093)	(6,290,161)	(3,449,819)
Computed preferred stock dividend	2,993,721	—	2,993,721	—

Net income applicable to common stockholders	($8,635,664)	($591,093)	($9,283,882)	($3,449,819)

Net loss per basic and dilutive share	($0.45)	($0.05)	($0.51)	($0.30)

Net loss available to common stockholders per basic and diluted share	($0.69)	($0.05)	($0.75)	($0.30)

Basic and dilutive shares	12,522,675	11,380,267	12,417,098	11,366,374

See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Statement of Consolidated Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2000	September 30, 1999
Cash flows from Operating Activities:

Net income (loss)	($6,290,161)	($3,449,819)

Reconciliation to operation cash flows:

Depreciation and amortization of property and equipment	572,262	429,931

Amortization of intangible assets	186,855	—

Provision for restructuring costs	3,737,712	—

Excess of liabilities assumed over tangible assets of acquired company	1,238,339	—

Changes in operating assets and liabilities, excluding effect of CyberStorage acquisition:

Accounts receivable	60,454	3,353,950

Income tax refund receivable	—	2,160,211

Inventories	756,597	1,157,624

Other current assets	526,112	(198,458)

Accounts payable and accrued expenses	(321,936)	(980,763)

Net cash provided (used) in operations	466,234	2,472,676

Cash flows from investing activities:

Purchases of property & equipment	(29,706)

Other assets	499,455	(19,543)

Net cash provided (used) in investing activities	469,749	(19,543)

Cash flow from financing activities:

Increase (decrease) in credit line	(6,600,445)	(2,243,432)

Increase (decrease) in long-term debt	(260,602)	350,000

Issuance of common stock and warrants	859,904	48,711

Issuance of preferred stock	9,324,169	—

Preferred stock dividends	(65)	—

Net cash provided (used) in financing activities	3,322,961	(1,844,721)

Net increase in cash and cash equivalents	4,258,944	608,412

Cash and cash equivalents at beginning of period	1,182,194	925,259

Cash and cash equivalents at end of period	$5,441,138	$1,533,671

Supplemental disclosures of cash flow information
Interest paid	$167,809	$735,993
Taxes Paid	$10,380	—

Schedule of Noncash Investing and Financing Activities
Fair value of assets acquired	$24,725,096	—

Stock issued	22,440,000	—

Liabilities assumed	$2,285,096	—

Preferred stock dividends paid in common stock	$94,458	—

See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Notes To Consolidated Financial Statements
September 30, 2000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in a Report on Form 10-K/A filed by the Company with the Securities and Exchange Commission, containing the Company’s financial statements for the fiscal year ended December 31, 1999. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company’s consolidated financial position, results of operations and cash flows. The results of operations for the three and nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note B —Reclassifications

Certain 1999 amounts have been reclassified to conform with the current period presentation.

Note C —CyberStorage Systems Corporation Acquisition and Related Restructuring

Acquisition of CyberStorage Systems Corporation:

On September 14, 2000 the Company completed the acquisition of CyberStorage Systems Corporation in exchange for 2,200,000 shares of its common stock in a transaction accounted for as a purchase. The results of operations are included in the consolidated financial statements from that date. The purchase price has been allocated based on the estimated fair value of the assets acquired and liabilities assumed. The excess purchase price over the fair values of the net assets acquired of approximately $23 million was allocated $5 million to certain identifiable intangible assets and $18 million to goodwill.

Restructuring:

As a result of the CyberStorage acquisition, the Company adopted a plan to restructure its existing business to take advantage of the combined technologies and resources of both companies to extend, accelerate and improve the platform and delivery of its existing products and services. Accordingly, provisions for $3.7 in restructuring costs have been charged to operations in the three months ended September 30, 2000, including $3 million related to inventories charged to product cost and $700,000 of other costs charged to operating expenses.

Note D —Subsequent Event

On October 31, 2000, the Company completed a $12,000,000 (less approximately $430,000 in placement fees, commissions and legal expenses) private placement to a single investor for a newly created Series C 8% Convertible Preferred Stock (the “Series C Preferred Stock”).

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

REVENUE

Revenue for the three month period ended September 30, 2000 was $1,037,920 compared to revenue of $2,479,868 in the corresponding period in 1999. For the nine month period ended September 30, 2000, revenue was $5,187,596 compared to revenue of $8,216,891 in the respective period in 1999. Revenue has been negatively impacted by reduced promotional budgets and lower sales force headcount. For the three month period ended September 30, 2000, U.S. domestic product sales and international product sales were 47% and 53%, respectively, of total revenue. During the 1999 comparable period, such percentages were 46% and 54% respectively. For the nine month period ended September 30, 2000, U.S. domestic product sales and international product sales were 65% and 35%, respectively, of total revenue. During the 1999 comparable period, such percentages were 37% and 63% respectively.

All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales which occur through the Company’s subsidiaries located in England and Germany are conducted in the local functional currency.

PRODUCT COST (INCLUDING INVENTORY RESTRUCTURING COSTS)

Product cost for the three month periods ended September 30, 2000 and 1999 was $3,728,058 and $1,240,888 respectively, or 359% and 50% of net revenue in each period. Product cost for the nine month periods ended September 30, 2000 and 1999 were $5,688,941 and $4,660,939 respectively, or 110% and 57% of revenue. The increase in product cost percentage between the three and nine month periods ending September 30, 2000 and 1999, of approximately 309% and 53% respectively, was primarily the result of inventory restructuring costs recorded during the three months ended September 30, 2000, due to the CyberStorage Systems corporation acquisition.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three month period ended September 30, 2000 and the corresponding 1999 period, were $329,911 and $331,715. For the nine month periods ended September 30, 2000 and 1999, such expenses were $997,776 and $1,660,194. The decrease in research and development expenditures in 2000 resulted primarily from a reduction in the number of staff personnel and outside contractors; and the completion of work on certain phases of the next generation products.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three month periods ended September 30, 2000 and 1999 were $657,856 and $763,723, respectively. Selling and marketing expenses for the nine month periods ended September 30, 2000 and 1999 were $1,664,500 and $3,076,737, respectively. The decrease in selling and marketing expenses between the nine months ended September 30, 2000 and the comparable period in 1999 of approximately $1,412,000 was principally due to reduced sales volume commissions in the United States and International sales organizations, and further reduction in the field sales headcount.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three month periods ended September 30, 2000 and 1999 were $713,844 and $529,945, respectively. For the nine month periods ended September 30, 2000 and 1999, general and administrative expenses were $1,702,631 and $1,967,663, respectively. The absolute dollar decrease in general and administrative expenses between the nine month periods ended September 30, 2000 and 1999 of approximately $265,000 resulted primarily from reduced personnel.

FINANCIAL CONDITION

CASH FLOW

The cash flow for operating activities is impacted by the timing of product shipments and inventory purchases to support new product introductions and revenue fluctuations.

DEBT AND EQUITY

During August 2000, the company paid off its entire outstanding balance at its former bank and terminated the credit facility. At September 30, 2000, the Company has a new $1,000,000 credit facility with a new bank secured by accounts receivable.

On August 29, 2000, the Company closed the placement of a second tranche of 20,000 shares of Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase common stock, to a private investor for an aggregated purchase price of $2,000,000 (less approximately $136,000 in placement fees, commissions and legal expenses). On September 29, 2000, the Company issued 20,000 shares of a newly created Series B 8% Convertible Preferred Stock (the “Series B Preferred Stock”)and warrants to purchase common stock, to a private investor for an aggregate purchase price of $2,000,000 (less approximately $131,000 in placement fees, commission and legal expenses).

On October 31, 2000, the Company completed a $12,000,000 (less approximately $430,000 in placement fees, commissions and legal expenses) private placement to a single investor for the newly created Series C Preferred Stock.

Management believes that the capital received from these private placements and the private placement referred to in Note D above, will be sufficient to meet its research and development costs, market development costs and other working capital requirements for the next twelve months.

ACCOUNTS RECEIVABLE

The increase in accounts receivable from December 31, 1999 to September 30, 2000 of approximately $472,000 is largely due to the acquisition of CyberStorage Systems Corporation during the reporting period. The Company did not materially change its standard credit terms during the period and there has been no material deterioration in the aging of accounts receivable during the period.

INVENTORY

Inventory decreased approximately $3,417,000 from December 31, 1999 to September 30, 2000 as the Company continued its efforts to reduce its inventory investment, but principally as a result of the inventory restructuring reserves as discussed in Note C above.

WORKING CAPITAL

The Company’s working capital at September 30, 2000 was $6,636,806. Management believes that the private placements described above and in Note D above, will accommodate all of its working capital requirements for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in the Company’s financial instruments related primarily in fluctuations in the prime rate of interest charged to the Company under the terms of the revolving credit facility which the Company terminated during the reporting period. The Company does not use derivative products or have any material unhedged monetary assets, except for the inter-company balances outstanding.

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

Item 2. Changes in Securities and Use of Proceeds

In August 2000, the Company issued a second tranche of 20,000 shares of Series A Preferred Stock to a single investor for an aggregated purchase price of $2,000,000 (less approximately $136,000 in placement fees, commissions and legal expenses). On September 29, 2000, the Company issued 20,000 shares of the newly created Series B Preferred Stock, to a private investor for an aggregate purchase price of $2,000,000 (less approximately $131,000 in placement fees, commission and legal expenses). On October 31, 2000, the Company completed a $12,000,000 (less approximately $430,000 in placement fees, commissions and legal expenses) private placement to a single investor for the newly created Series C Preferred Stock.

During the three months ended September 30, 2000, one of the initial Series A investors converted 30,000 of its Series A Preferred Stock into 420,438 shares on the Company’s common stock, including accrued dividends. Additionally, the same investor exercised 132,000 warrants to purchase the Company’s common stock at $8.6625 per share, yielding $1,143,450 in proceeds to the Company.

The proceeds from the above transactions were utilized to pay off the Company’s borrowings under its former revolving credit facility and will be utilized for its general working capital requirements.

Item 3. Defaults Upon Senior Securities

There has not been any material default in the payment of principal, interest, or any other material default not cured or waived within 30 days with respect to any indebtedness of the Company and its subsidiaries during the three month period ended September 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders held on August 7, 2000, the following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

Theodore J. Goodlander	7,532,763	290,594

Edward A. Gardner	7,532,763	290,594

Steven S. Chen	7,532,763	290,594

Roger E. Gauld	7,532,763	290,594

The vote to ratify the action of the Board of Directors in appointing BDO Seidman, LLP as the Company’s auditors for the year ending December 31, 2000 was:

Votes For	Votes Against	Votes Withheld

7,821,541	0	1,816

The vote to approve the issuance of shares of the Company’s Common Stock upon conversion of the Company’s Series A 8% Convertible Preferred Stock.

Votes For	Votes Against	Votes Withheld

7,526,713	269,172	472

The vote to increase the shares allotted to the Storage Computer Corporation 1999 Stock Incentive Plan by 1,000,000 shares:

Votes For	Votes Against	Votes Withheld

7,591,847	321,038	472

Item 5. Other Information

On August 14, 2000, the Company entered into a definitive agreement to acquire CyberStorage Systems Corporation through the merger with a wholly-owned subsidiary of the Company. The transaction closed on September 14, 2000 and included the issuance of 2,200,000 shares of the Company’s common stock to the CyberStorage Systems Corporation stockholders. Subsequent to the acquisition, the Company’s Board of Directors elected John Thonet, the former Chief Executive Officer for CyberStorage Systems Corporation, to the Board of Directors and Chief Operating Officer for the Company. Additionally, Ricardo Velez, was appointed the Company’s Chief Technology Officer.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits

Exhibit 3.1	Series B Preferred Stock Purchase Agreement.
Exhibit 3.2	Series C Preferred Stock Purchase Agreement.
Exhibit 4.1	Series B Preferred Stock Warrant.
Exhibit 4.2	Series C Preferred Stock Warrant.
Exhibit 10.1	Series B Preferred Stock Certificate of Designation.
Exhibit 10.2	Series C Preferred Stock Certificate of Designation.
Exhibit 27	Financial Data Schedule.

B. Reports on Form 8-K

On August 1, 2000, the Company filed Schedule 14A Definitive Proxy Statement relating to the annual meeting of the Company’s stockholders on Form 8-K.

On September 29, 2000, the Company filed a Form 8-K detailing its acquisition of CyberStorage Systems Corporation.

On October 6, 2000 the Company reported the adoption of the Amended Series A Preferred Stock Certificate of Designation and Series B Preferred Stock Certificate of Designation on Form 8-K.

C. Other filing and reports.

On August 16, 2000, the Company filed a registration statement on Form S-8, registering 2,000,000 shares of the Company’s common stock for sale under the Storage Computer Corporation 1999 Stock Incentive Plan.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORAGE COMPUTER CORPORATION Registrant

Date: November 14, 2000	/s/ Peter N. Hood
Peter N. Hood

Chief Financial Officer