Form 10-K405
period 2000-12-31
STORAGE COMPUTER CORP
filed 2001-04-16
CIK 933452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange
   Act of 1934

   For the fiscal year ended December 31, 2000 or

[_]Transaction Report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

                         Commission File Number 1-13616

                          STORAGE COMPUTER CORPORATION
             (Exact name of Registrant as specified in its charter)

              Delaware                                 02-0450593
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

    11 Riverside Street, Nashua,                       03062-1373
            New Hampshire                              (Zip Code)
   (Address of Principal Executive
              Offices)

       Registrant's telephone number, including area code: (603) 880-3005

          Securities registered pursuant to section 12(b) of the act:

                                                        Name of each Exchange
          Title of each Class                            on which Registered
          -------------------                          -----------------------
      Common Stock $0.001 Par Value                    American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

   Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

   The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $44,138,045 as of April 9, 2001. On April 9, 2001 there were issued and outstanding 15,713,901 shares of the registrant's common stock, with a par value of $0.001.

   Because the calculation of shares of registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, such calculation has been made solely on the basis of information, reports and notices filed by affiliates of the registrant under the Securities Exchange Act of 1934, as amended. The aggregate market value of common stock indicated is based upon the closing sale price of $5.50 per share of the common stock as reported by the American Stock Exchange for trading on April 9, 2001. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 5% of registrant's common stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE

   Part III incorporates by reference portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 18, 2001.

                          STORAGE COMPUTER CORPORATION

 Securities and Exchange Commission
   Item Numbers and Description                                            Page
 ----------------------------------                                        ----

                                      PART I
 ITEM 1  Business.......................................................     3
 ITEM 2  Properties.....................................................     8
 ITEM 3  Legal Proceedings..............................................     9
 ITEM 4  Submission of Matters to a Vote of Security Holders............     9

                                     PART II
 ITEM 5  Market for Registrant's Common Equity And Related Stockholder
         Matters........................................................    10
 ITEM 6  Selected Financial Data........................................    11
 ITEM 7  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................    12
 ITEM 7A Quantitative and Qualitative Disclosure About Market Risk......    20
 ITEM 8  Financial Statements and Supplementary Data....................    20
 ITEM 9  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................    20

                                     PART III
 ITEM 10 Directors and Executive Officers of the Registrant.............    21
 ITEM 11 Executive Compensation.........................................    21
 ITEM 12 Security Ownership of Certain Beneficial Owners and
         Management.....................................................    21
 ITEM 13 Certain Relationships and Related Transactions.................    21

                                     PART IV
 ITEM 14 Exhibits, Financial Statement Schedules and reports on Form 8-
         K..............................................................    22

                                     PART I

Item 1. Business

The Company

   Storage Computer Corporation ("we" or "us") develops and manufactures software-driven multi-host storage solutions used to drive core business applications. Storage Computer solves its customers' business problems through its StorageSuite(TM) product line and patented OmniRAID(TM) and OmniFORCE(TM) storage software. Based on an open systems, standards-based architecture, these solutions support highly interactive applications; many different servers accessing the same data; and multiple users accessing data from different locations.

   We pioneered the RAID 7(R) technology incorporated in our Virtual Storage Architecture(TM), which forms the basis for our StorageSuite(TM) product family. Based upon this performance-optimized architecture, the StorageSuite(TM) family combines intelligent controller, disk drive, and memory technology with patented memory mapping techniques and a powerful real-time operating system to deliver high-performance and data protection across the mix of applications found in today's open system environments.

 Our History

   Our company's predecessor, Cab-Tek, Inc., began development of RAID ("Redundant Array of Independent Disks") in late 1984. From 1984 to 1990, products at RAID levels 3, 4, 5 and 6 were developed and tested. Development then commenced on the Virtual Storage Architecture to overcome the performance bottlenecks inherent in other RAID implementations and to achieve fault tolerant storage without impeding performance. The resultant RAID 7 technology was transferred to us, when we incorporated in Delaware in August, 1991. Products based upon our RAID 7 technology began shipping to customer production sites in the second half of 1992.

   Pursuant to the Agreement and Plan of Organization dated October 4, 1994, as amended by a First Amendment to the Agreement and Plan of Organization dated January 31, 1995, Vermont Research Products, Inc. ("VRP"), our wholly-owned subsidiary, acquired the entire business and substantially all the property and assets of Vermont Research Corporation ("VRC") in exchange for shares of our common Stock (the "Reorganization"). The Reorganization became effective on March 6, 1995 and was accounted for as a pooling of interests.

Industry Overview

   The computer systems market is undergoing a dramatic shift to new information processing modes, such as client/server computing incorporating enterprise databases, data warehousing, image processing, multi-media, video-on-demand, virtual reality processing and Internet/Intranet services. These new application modes are increasing demand for data storage that is scalable in terms of capacity, performance, connectivity and manageability. The market for high performance storage is also driven by host computing platforms which continue to make quantum leaps in processing performance. We believe that users and networks will increasingly demand high-performance storage systems to eliminate performance bottlenecks and to take full advantage of increased server/workstation processing power. International Data Corporation (IDC), a Framingham, MA research firm, predicts disk storage compound annual growth rates of 88.1% for UNIX(R) and 133.8% for Windows NT(R) between the years 1997 and the year 2001. The U.S. Department of Commerce predicts that the data storage market will grow to $1 trillion by the year 2004. Based on the market estimates of IDC, we believe the market space for our products is in the range of $6 billion to $10 billion annually.

Raid Technology

   Our product line is based on RAID storage technology. RAID technology links together several industry standard disk drives into a single large disk drive using a combination of hardware, firmware and software to achieve extremely fast data transfer rates, high levels of redundancy and large storage capacities at a relatively lower cost than embedded storage solutions.

Virtual Storage Architecture

   Our unique Virtual Storage Architecture(TM) (VSA) forms the basis for all our StorageSuite(TM) product families. VSA views the storage area as a whole, coherent and extendible space, a "storage fabric," which can be allocated to multiple hosts concurrently.

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

   OMNIFORCE is an advanced intelligent software product that runs on the SERIES:73 OMNIRAID SUPERSERVER. It provides an online data protection facility to allow primary production sites to be multi-level mirrored, locally and/or remotely, to ensure "hot recovery" of critical data to keep the business running with minimal interruption of service. OMNIFORCE offers scalable data continuity features, such as the ability to configure multiple concurrent levels of local and remote data protection, based on data prioritization. OMNIFORCE provides fully user-scalable protection at the file level, rather than the array level. Six levels of mirroring are supported: intramirroring, local, cross, remote, replicated, and reflective.

Cyberborg:

   Delivers an advanced information storage and delivery system capable of simultaneously delivering large blocks of information, including digital images and financial data in record time. Provides up to 30TB of storage from a single system (clustered to 100TB) with a sustained rate of 450MB per second. It can be integrated into existing networks and servers and adapted for either direct attached, SAN or NAS. The system's flexibility results in significant savings in cost and time by eliminating the need to invest in totally new networks and storage architectures.

Cyberfibre:

   SAN ready with truly large systems (18TB+) of optimized storage management power on a single controller and is configurable up to 120 disk drives per loop pair. With multiple host connections, its flexibility and scalability to adapt to expanding storage needs. Supports dynamic addition of disk capacity to existing RAID sets.

Teleserver:

   Addressing the needs of the rich media and video management market space. It delivers a complete solution entailing networked managed, remotely controlled media storage, encoding and delivery for the educational and local cable broadcast communities. The system has a media content creation station, media access terminals, network attached decoders and media storage and delivery mechanisms which enable the digitization, archiving, retrieval and delivery of video content through Internet, Intranets and existing cable television systems.

Storage Management

   STORAGE ADMINISTRATOR(TM) enhances the monitoring and control of our storage product using an open, standards-based management protocol, SNMP (Simple Network Management Protocol), the industry-standard IP (Internet) communications protocol and a built-in Ethernet LAN (local area network) connection. This "open systems" design allows information from the Storage Administrator to be accessed through any SNMP management station, and alarm conditions can be sent to multiple managers simultaneously, anywhere in the world, over local or remote network connections. Mission-critical applications requiring uninterrupted access to data on the arrays are protected by operational controls within the Storage Administrator, which enable early detection and automatic alert notification when any user-defined alarm thresholds are reached. This advanced "Call Home" technology can simultaneously report to local, regional, or to our global corporate monitoring center.

Customers and Applications

   We have an extensive worldwide customer list. Products based upon the Virtual Storage Architecture have been sold to customers across a broad range of industries including banking and financial services, education, technology, telecommunications, military/aerospace, general services, government, and manufacturing. Our goal is to continue to market to existing customers to leverage our multiple product offerings and to continue to expand its customer base for our high-performance storage solutions.


Customer Service and Support

   We offer our customers a full array of support options and programs. Customers have the option to decide how they want their service and support structured, so that the maintenance of the customer's data storage equipment fits into the customer's business model. Our technical services organization comprises a group of skilled support personnel, located at our corporate headquarters in Nashua, New Hampshire and in field locations in the United States, Europe and Asia.

   In addition to our own support engineers and technicians, our strategic service alliances with third-party service providers enable us to offer comprehensive, high-quality programs to support customers on a worldwide basis. Our strategic service alliances formed with third-party providers who are some of the most respected organizations in the service industry. All in-house and third-party service technicians supporting our customers are trained by our personnel, and service parts are generally stocked in local service offices. Service technicians are backed by a technical support hotline staffed by support analysts at our facilities. Our personnel always take the initial service call, determine the logistics of the support plan, and manage the process. Onsite services may be tailored to customer requirements in terms of hours covered, response times and onsite hardware service providers.

Competition

   The information storage market is extremely competitive. Companies such as Compaq, EMC Corporation, IBM Corporation, Hewlett-Packard, NCR Corporation, Storage Technology, Sun Microsystems, and more than 100 other public and private companies provide disk arrays for a wide variety of computer systems, workstations and PCs. Although SCC is currently unaware of any other vendor offering an asynchronous transfer RAID 7 disk array, there can be no assurance that we will be able to compete successfully against existing companies or future entrants to the marketplace. While we believe that the price-performance characteristics of our products are currently competitive, increased competition including the introduction of new products by our competitors, could result in price reductions, reduced gross margin and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Sales and Marketing

   Domestic. Our products are sold domestically through a combination of direct sales personnel, value-added resellers and other distributors. Our direct sales organization coordinates the activities of our resellers and distributors and seeks to actively participate with them in selling efforts in order to enable us to establish strong direct ties with our customers and end users.

   International. We have established several different operational methods in order to penetrate and develop international markets. We use distributors and value-added resellers, combined with the selling efforts of wholly-owned subsidiaries, and affiliated, minority-owned entities, to penetrate certain international markets and maximize returns on its marketing and sales efforts.

   Storage Computer Europe, GmbH, our wholly-owned subsidiary located in Kelkheim, Germany, provides sales and product support throughout Central and Eastern Europe. In September 1992, we entered into a joint venture agreement as a minority shareholder and formed Storage Computer (Asia) Ltd. for the purpose of selling and servicing our products in Hong Kong and China. Storage Computer
(UK) Ltd., our wholly owned subsidiary in Leatherhead, England assembles products and supports the sales and service of our products in certain countries in Western Europe.

   In December 1995, we made a minority equity investment in Open Storage Solutions, SA, in France, for the purpose of collaborating to sell and service products in France. In October of 1998, we made an additional investment in Open Storage Solutions, SA and acquired majority interest. In January 2001, we acquired the remaining interest and changed the name to Storage Computer France, SAS.

   The remaining international markets served by us are coordinated and supported from the United States through the use of our independent distributor network. Our distributors are responsible for penetrating and developing their respective markets, providing support and maintenance services and maintaining an inventory of spare parts. The distributors are also responsible for establishing relationships with value-added resellers, who sell our products to final end users. (See our Financial Statements included elsewhere herein for more detailed information regarding revenues.)

Manufacturing

   Our manufacturing operations, which are located in Nashua, New Hampshire, U.S.A. and Leatherhead, England, undertake procurement of materials, product assembly, product assurance, quality control and final testing. Our manufacturing strategy has been to develop close relationships with our suppliers and subcontractors and to exchange critical information, in order to minimize capital investment and overhead expenditures and to control inventories.

   We rely upon a limited number of suppliers of several key components utilized in the assembly of our products. We purchase disk drives and enclosures from a number of major disk drive suppliers. Our reliance on our suppliers involves certain risks, including a potential inability to obtain an adequate supply of required components, price increases, timely delivery and component quality. This risk is particularly significant with respect to suppliers of disk drives because in order to meet product performance requirements, we must obtain disk drives with extremely high quality and data storage capacity. In addition, there is currently a significant market demand for disk drives and for semiconductor memory components, which could result in component shortages, selective supply allocations and increased prices of such components. Although to date we have been able to purchase our requirement of such components, there is no assurance that we will be able to obtain our full requirements of such components in the future or that prices of such components will not increase. In addition, there can be no assurance that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of our products and could have a material adverse effect on our business, operating results and financial condition.

Research and Development

   Since our inception, we have made substantial investments in research and development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current products, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. Our future growth depends substantially upon the success of our StorageSuite product line and related products as well as new products which may be developed; however, there can be no assurance that our products will attain broad market acceptance. Due to the complexity of the engineering effort required to produce new data storage subsystem products, the development and commercial exploitation of new products are subject to significant technical risks. There can be no assurance that new products will be introduced on a timely basis or at all. If new products are delayed or do not achieve market acceptance, our business, operating results and financial condition will be materially adversely affected. In addition, there can be no assurance that customers will not defer orders in anticipation of new product introductions by us or our competitors.

   Our product may contain undetected software errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition.

   Our total expenses for research and development for fiscal years 2000, 1999 and 1998 were $1,496,382, $1,980,988 and $4,258,249 respectively. Research and development efforts are expected to be focused on increasing the individual capabilities and performance of existing products and developing new value added software and hardware products to provide our installed base with greater functionality, as well as to attempt to expand that installed base.

Proprietary Rights

   Our policy is to protect our technology by, among other things, filing patent applications with respect to technology considered important to the development of our business. We have been awarded certain U.S. patents and have additional U.S. patent applications pending. Foreign counterparts of these applications have been filed or may be filed at the appropriate time. We decide on a case-by-case basis whether and in what countries we will file foreign counterparts of a U.S. patent application.

   We believe that our products, trademarks and service marks do not infringe on the proprietary rights of third parties. There can be no assurance, however, third parties will not assert infringement claims against us in the future. If such a claim is made, we will evaluate the claim as it relates to our products and, if appropriate, may seek a license to use the protected technology. There can be no assurance that we would be able to obtain a license to use any such protected technology or that any such license could be obtained on terms that would not have a material adverse effect on us. If we or our suppliers, are unable to license any such protected technology, we could be prohibited from incorporating or marketing such products. We could also incur substantial costs to redesign our products or to defend any legal action taken against us. In the event our products are found to infringe protected technology, we could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

   We require all employees, technical and other consultants and advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. All of our key technical employees have also entered into agreements providing for the assignment of rights to inventions made by them while in our employment. Although we continue to take protective measures to protect our proprietary technology, there can be no assurance that these measures will be successful. In addition, the laws of certain foreign countries may not protect our rights to the same extent as U.S. law.

   During 1999, we completed a thorough evaluation of our patents, claims and other intellectual property rights. Upon completion of such evaluation, management firmly believes that several of our patents have been infringed by several manufacturers in the computer storage marketplace. We have been aggressively pursuing the enforcement of our intellectual property rights secured by the patents and have retained a major law firm, on a contingency basis, to enforce our rights. We will be seeking royalties for the past infringement in addition to licensing agreements covering future production and sale of such infringing products.

Employees

   As of December 31, 2000, we had 67 full time employees. Of the total, 57 were based in North America, 4 in the United Kingdom, and 6 in Germany. Our ability to develop, manufacture and market our products and to establish and maintain a competitive position in our industry will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. We believe that our relations with our employees is good. None of our employees are represented by a collective bargaining agreement.

Item 2. Properties

   We currently lease, from an affiliate, a 35,000 sq. ft. facility that is occupied by our light manufacturing, research and development and office operations in Nashua, New Hampshire. In 2000, we paid annual rental of $226,400 to lease this facility. In December 2000, we executed a five year operating lease for these facilities, which provides for annual adjustments to the monthly rental payment based upon the increase in the previous year's consumer price index. The Lease has a five year renewal option, exercisable at our election, and does not provide us with a purchase option for the property. The current monthly rental is $25,000, which we believe is comparable to rentals of similar properties in the area and indicative of the fair market rental that could be obtained from an unrelated third party in an arm's-length transaction. See "Item 13--Certain Relationships and Related Transactions." We lease all of our domestic and international outside sales offices. All our properties and premises are adequately protected by insurance coverage. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

Item 3. Legal Proceedings

   During 1999, we settled our claims against one of our disk drive suppliers Micropolis (USA), Inc. and its parent company, Micropolis Singapore Ltd. As part of the settlement, we filed an allowed claim against Micropolis (USA) Inc., with the Bankruptcy Court and final payment is expected to be approximately ten percent of the claim. All settlement sums in agreement with the bankruptcy court were not received during 2000 as expected. Also in 1999, the claim against Micropolis Singapore Ltd. was filed with the bankruptcy court in Singapore and payment was received in settlement of the claim as part of that company's liquidation. We do not believe that our involvement in, final settlement of, litigation costs or settlement receipts will have any material effect on our business, operating results or financial condition.

   In December 2000, our former Chief Financial Officer, who resigned in January 1999, filed an action against us, in the Superior Court of Hillsborough County, Southern District, New Hampshire, alleging that certain severance benefits were due and claiming, among other things, that he had the right to acquire 18,750 shares of our common stock at $2.50 per share via a fully vested and exercisable stock option and other rights to acquire 25,000 shares of our common stock at $1.25 per share on similar terms and conditions. Additionally, the plaintiff claims he should be compensated for the difference between the alleged exercise price and the highest stock trading value between the resignation date and the filing of this claim on December 29, 2000. We believe the claims are without merit, deny the allegations and, further, we intend to vigorously defend this action. We are unable to predict any outcome but we do not believe that our involvement in final settlement of or litigation costs defending this claim will have any material effect on our business, operating results or financial condition.

   During March 2001, we filed legal actions against Hitachi Data Systems Ltd. in the United Kingdom for infringement of one of the patents in our intellectual property rights portfolio. Additionally we filed action against XIOTech Corporation and its parent company, Seagate Technology Inc., in Federal District Court for the Northern District of Texas claiming that its products infringe one of our patents. We intend to vigorously pursue our claims against manufacturers whose products we believe infringe on our patents. Our failure to successfully enforce our patent rights through this litigation could have a material adverse effect on our business operating results and financial condition.

   We are not involved presently in any other material legal proceedings that we believe would have a material effect upon business, operating results or financial condition. However, we are involved in various other minor legal actions in the ordinary course of our business. While we currently believe that the amount of any ultimate potential loss would not be material to our financial position, the outcome of these actions is difficult to predict. In the event of such adverse outcome, the ultimate potential loss could have an adverse effect on our financial position or reported results of operations in a particular quarter.

Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our Common Stock is traded on the American Stock Exchange under the symbol "SOS".

   The following table sets forth the range of the high and low closing sales prices for our Common Stock for the fiscal years ended December 31, 2000 and 1999, as reported by the American Stock Exchange.

                                                                     High   Low
                                                                    ------ -----
   FISCAL 2000
     First Quarter................................................. $15.44 $3.31
     Second Quarter................................................ $14.00 $6.00
     Third Quarter................................................. $14.63 $8.75
     Fourth Quarter................................................ $24.01 $4.80
                                                                     High   Low
                                                                    ------ -----
   FISCAL 1999
     First Quarter................................................. $ 3.50 $1.94
     Second Quarter................................................ $ 2.38 $1.50
     Third Quarter................................................. $ 1.88 $0.88
     Fourth Quarter................................................ $ 5.63 $0.75

   On April 2, 2001, there were 310 record holders of our Common Stock. We believe the actual number of beneficial owners of our Common Stock is much greater than the stated number of holders of record because a number of the shares of our Common Stock is held in custodial or nominee accounts for the benefit of persons other than the record holder.

   We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We are also restricted from paying cash dividends under the terms of our Series A, B and C Preferred Stock.

   As of March 29, 2001, during the first quarter of our fiscal year 2001, our Common Stock traded at prices ranging from a low closing price of $6.50 to a high closing price of $9.93.

Item 6. Selected Financial Data

   The following data, insofar as it relates to the three fiscal years 1998 through 2000 has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999, and the related Consolidated Statement of Operations for each of the three years in the period ended December 31, 2000, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as of December 31, 1998, December 31, 1997 and December 31, 1996, and the Statement of Operations Data for the fiscal years 1997 and 1996, has been derived from our historical financial statements for such periods.

                                             Year Ended December 31
                          -----------------------------------------------------------------
                              2000         1999          1998         1997         1996
                          ------------  -----------  ------------  -----------  -----------
Statement of Operations
 Data
Revenue.................  $  6,505,628  $10,525,658  $ 17,051,749  $37,146,103  $31,011,429
Cost of Revenue.........     6,525,316    6,303,125    11,838,657   18,152,978   15,326,909
                          ------------  -----------  ------------  -----------  -----------
Gross Profit............       (19,688)   4,222,533     5,213,092   18,993,125   15,684,520
                          ------------  -----------  ------------  -----------  -----------
Operating Expenses
Research and
 development............     1,496,382    1,980,988     4,258,249    2,851,739    2,785,280
Selling and marketing...     2,262,136    4,098,347     8,871,805    7,959,521    6,117,947
General and
 Administrative.........     2,315,463    2,357,254     2,387,748    1,526,477    1,186,239
Amortization of
 intangibles............       835,937          --            --           --           --
Restructuring costs.....       800,140          --            --           --           --
Write Down of
 Investment.............           --           --      2,094,134          --           --
                          ------------  -----------  ------------  -----------  -----------
Total...................     7,710,058    8,436,589    17,611,936   12,337,737   10,089,466
                          ------------  -----------  ------------  -----------  -----------
Operating Income
 (loss).................    (7,729,746)  (4,214,056)  (12,398,844)   6,655,388    5,595,054
Other income (expense)..      (430,167)    (562,139)     (636,668)    (399,635)     (92,523)
                          ------------  -----------  ------------  -----------  -----------
Income (loss) before
 income taxes...........    (8,159,913)  (4,776,195)  (13,035,512)   6,255,753    5,502,531
Provision (benefit) for
 income taxes...........     1,816,183     (199,868)   (2,145,020)   2,364,000      440,980
                          ------------  -----------  ------------  -----------  -----------
Net income (loss).......    (9,976,096)  (4,576,327)  (10,890,492)   3,891,753    5,061,551
Dividends on preferred
 stock including
 amortization of the
 beneficial conversion
 features...............   (10,075,074)         --            --           --           --
                          ------------  -----------  ------------  -----------  -----------
Income (loss) applicable
 to common stockholders
 before cumulative
 effect of change in
 accounting principle...   (20,051,170)  (4,576,327)  (10,890,492)   3,891,753    5,061,551
Cumulative effect of
 change in accounting
 principal..............      (809,364)         --            --           --           --
                          ------------  -----------  ------------  -----------  -----------
Net income (loss)
 applicable to common
 stockholders...........  $(20,860,534) $(4,576,327) $(10,890,492) $ 3,891,753  $ 5,061,551
                          ============  ===========  ============  ===========  ===========
Income (loss) applicable
 to common stockholders
 before cumulative
 effect of change in
 accounting per basic
 and dilutive share.....  $      (1.57) $      (.40) $       (.97) $       .33  $       .43
Net income (loss)
 applicable to common
 stockholders per
 basic and dilutive
 share..................  $      (1.64) $      (.40) $       (.97) $       .33  $       .43
Balance Sheet Data
Total assets............  $ 45,118,276  $14,228,668  $ 22,899,902  $30,811,953  $20,935,309
Long term obligations
 and redeemable
 preferred stock........    14,045,960  $ 1,060,000  $    710,000  $   710,000  $   742,672

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

   THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 CONTAINS CERTAIN SAFE HARBORS REGARDING FORWARD-LOOKING STATEMENTS. FROM TIME TO TIME, INFORMATION PROVIDED BY THE COMPANY OR STATEMENTS MADE BY OUR DIRECTORS, OFFICERS OR EMPLOYEES MAY CONTAIN "FORWARD-LOOKING" INFORMATION SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES. ANY STATEMENTS MADE HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING THE CHARACTERISTICS AND GROWTH OF OUR MARKETS AND CUSTOMERS, OUR OBJECTIVES AND PLANS FOR FUTURE OPERATIONS AND PRODUCTS AND OUR EXPECTED LIQUIDITY AND CAPITAL RESOURCES. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON A NUMBER OF ASSUMPTIONS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AND, ACCORDINGLY, ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO: THE CONTINUED AND FUTURE ACCEPTANCE OF OUR PRODUCTS; THE RATE OF GROWTH IN THE INDUSTRIES OF OUR PRODUCTS; THE PRESENCE OF COMPETITORS WITH GREATER TECHNICAL, MARKETING AND FINANCIAL RESOURCES; OUR ABILITY TO PROMPTLY AND EFFECTIVELY RESPOND TO TECHNOLOGICAL CHANGE TO MEET EVOLVING CUSTOMER NEEDS; RISKS ASSOCIATED WITH SALES IN FOREIGN COUNTRIES; AND OUR ABILITY TO SUCCESSFULLY EXPAND OUR OPERATIONS.

Introduction

   This discussion summarizes the significant factors affecting the liquidity, capital resources and result of all operations for the three year period ended December 31, 2000. This discussion should be read in connection with the Consolidated Financial Statements included elsewhere in this annual report.

Liquidity And Capital Resources

 Cash flow

   Operations used $2,442,000 of cash during 2000 compared to a positive cash flow of $2,591,000 from operations in 1999.

   The use of working capital by operations in 2000 resulted from the net loss for the year offset in part by non cash charges included in the net loss relating to depreciation and amortization of $1,296,000; restructuring provisions of $3,744,000; non cash reversal of deferred tax assets of $1,781,000; and net cash provided by changes in operating assets and liabilities. The cash provided by operations in 1999 resulted primarily from reductions in operating assets including a $2,152,000 tax refund and a $4,436,000 decrease in accounts receivable.

   Investing activities generated positive cash flow of $47,000 in 2000 and used cash in 1999 and 1998 of $5,000 and $1,017,000, respectively.

   Financing activities generated $15,920,000 of cash in 2000; and used $2,269,000 in 1999, and generated cash of $3,036,000 in 1998. Cash flows in 1999 and 1998 related primarily to borrowing activity and the proceeds of the sale of common stock through the exercise of options and warrants. During 2000, we raised $23,040,000 from the sale of preferred stock, and exercise of stock options and warrants. $7,120,000 of cash was used to pay off the line of credit and reduce long-term debt.

 Inventory

   Inventory decreased $2,479,373 from December 31, 1999 to December 31, 2000 due primarily to inventory restructuring reserves partially offset by increases in inventories for new products.

 Borrowing Arrangements

   We currently have no outstanding bank loans or credit facilities. We previously had a revolving credit facility that we terminated and repaid in August 2000. The Company does not presently have a line of credit.

 Working Capital

   Our working capital at December 31, 2000 was $16,327,000. In management's opinion, our current working capital position and cash from operations, will be sufficient to accommodate working capital requirements for the fiscal year ending December 31, 2001. Our working capital at December 31, 1999 and 1998 was $429,000 and $3,399,000, respectively, reflecting the reduced trend in business activity during that period of time.

 Equity Financing

   We had been actively seeking equity financial investment partners during 2000. We successfully raised over $22 million from several investors through the sale of 112,000 shares of Series A, Series B and Series C Preferred Stock. These sales to investors have significantly improved our cash liquidity and working capital position.

Results Of Operations

   The following table presents our consolidated statement of operations stated as a percentage of revenue for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

                                    2000      1999     1998     1997    1996
                                   -------   ------   ------   ------  ------
Revenue...........................  100.00%  100.00%  100.00%  100.00% 100.00%
Product cost......................  100.30    59.88    69.43    48.87   49.42
                                   -------   ------   ------   ------  ------
Gross margin......................    (.30)   40.12    30.57    51.13   50.58
                                   -------   ------   ------   ------  ------
Operating Expenses
  Research and development........   23.00    18.82    24.97     7.68    8.98
  Selling and marketing...........   34.77    38.94    52.03    21.43   19.73
  General and administrative......   35.59    22.40    14.00     4.11    3.83
  Amortization of intangibles.....   12.85      --       --       --      --
  Restructuring costs.............   12.30      --       --       --      --
  Write Down of Investment........     --       --     12.28      --      --
                                   -------   ------   ------   ------  ------
    Total.........................  118.51    80.16   103.28    33.22   32.54
                                   -------   ------   ------   ------  ------
Operating income (loss)........... (118.81)  (40.04)  (72.71)   17.91   18.04
                                   -------   ------   ------   ------  ------
Other expense.....................   (6.61)   (5.34)   (3.73)   (1.08)   (.30)
                                   -------   ------   ------   ------  ------
Income (loss) before income taxes
 (benefit)........................ (125.42)  (45.38)  (76.44)   16.83   17.74
Provision for income taxes
 (benefit)........................   27.92    (1.90)  (12.58)    6.37    1.42
                                   -------   ------   ------   ------  ------
Net income (loss)................. (153.34)% (43.48)% (63.86)%  10.46%  16.32%
                                   =======   ======   ======   ======  ======

Revenue

   Revenue for the year ended December 31, 2000 was $6,506,000 reflecting a decrease in combined product sales of $4,020,000 or 38%, compared with the year ended December 31, 1999. Revenue for the year ended December 31, 1999 was $10,526,000, reflecting a decrease in combined product sales of $6,526,000 or 38% compared with the year ended December 31, 1998. The decrease in revenue resulted from a variety of causes including, but not limited to, continued constriction in the existing customer base due to customer concern as to our financial condition, delay in the delivery of several upgrade features and reduced sales and marketing staff. Restricted working capital conditions impeded the sales efforts toward reestablishing the re-seller sales and marketing channel.

   During the year we undertook the following actions to facilitate the cohesive focus towards revenue growth: appointed a new President, a new Chief Financial Officer and a new Chief Operating Officer who is responsible for sales and marketing and, after the acquisition of CyberStorage Systems, commenced a restructuring, including the expansion of North America territories from three designated regions to five regions, the initiation of the plan to re-establish the re-seller sales channel, and consolidation of the European sales, marketing and service organizations; implemented strategic marketing programs and product development and repositioning. We believe these actions and the recruitment of sales and marketing management and staff in the first quarter of 2001 which has been successfully completed will provide revenue growth that will enable us to return to profitability.

   Revenue by geographic region expressed as a percentage of total revenue is as follows:

                                                        Year     Year     Year
                                                       Ended    Ended    Ended
                                                      December December December
                                                      31, 2000 31, 1999 31, 1998
                                                      -------- -------- --------
North America........................................    55%      44%      54%
Asia.................................................    22%      22%      22%
European Sales.......................................    21%      33%      22%
Other Regions........................................     2%       1%       2%

   The shift in revenue resulted from a reduction in the U.S. direct sales force. For the years ended December 31, 1999 and 1998, sales to one customer, Technography, Inc., were in excess of ten percent of revenue.

   All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales occurring through our subsidiaries located in England and Germany are conducted in the local functional currency.

Product Cost

   Product cost for the years ended December 31, 2000, 1999 and 1998 was $6,525,000, $6,303,000, and, $11,839,000, or 100%, 60% and 69%, of revenue, respectively. The increased product costs as a percentage of revenue in 2000, as compared to 1999 and 1998, are attributable to various factors, including, but not limited to, lower revenues and a lower dollar product margin contribution to cover non-variable expenses associated with product production and support and increased inventory writedown, based on various factors, including the restructuring of our product lines due to the CyberStorage Systems acquisition.

Research and Development

   Research and development expenses for the years ended December 31, 2000, 1999 and 1998 were $1,496,000, $1,981,000, and $4,258,000, or 23%, 19% and 25%
of revenue, respectively. In 1998 we had increased expenditures for research and development in order to maintain the technology advantage of our software, and to develop new hardware packaging. These increased expenditures resulted from our emphasis on completion of new hardware, from continued prototype and piece-part costs, as well as payments to contractors for out-sourced design and development costs associated with the project. In 1999 and 2000, we decreased expenditures due to the decreased revenue and cash flow. The limited cash resources limited new product development and costs were restricted to providing continuous software upgrades and support for our existing products.

Sales and Marketing

   Sales and marketing expenses for the years ended December 31, 2000, 1999 and 1998 were $2,262,000, $4,098,000, and $8,872,000 or 35%, 39% and 52% of
revenue, respectively. The increase in absolute dollar expenditures in 1998 was due to increased headcount and resulting support expense associated with our expansion of the direct sales force, implementation of strategic marketing programs and increased allowance for bad debts. In 1999 and 2000, we decreased expenditures due to the decreased revenues and a decrease in headcount.

General and Administrative

   General and administrative expenses for the years ended December 31, 2000, 1999 and 1998 were approximately $2,315,000, $2,357,000 and $2,388,000, or 36%,
22% and 14% of revenue, respectively. These expenses remained constant between 1998, 1999 and 2000 as we elected to maintain our core facilities and personnel. In 1999 and 2000, this enabled us to maintain our in-house manufacturing operations and service department, which provided for the proper level of maintenance and service required by the customer base of installed equipment at various customer locations.

Amortization of Intangibles

   Amortization of intangibles relates to three and one half months of amortization of the goodwill and other intangible assets acquired in connection with the CyberStorage Systems acquisition.

Restructuring Costs

   As a result of the CyberStorage Systems acquisition, we adopted a plan to restructure our existing business to take advantage of the combined technologies and resources of both companies to extend, accelerate and improve the platform and delivery of our existing products and services. Accordingly, provisions for $3.7 million in restructuring costs were charged to operations in the third quarter, including $2.9 million related to inventories charged to product cost and $.8 million of other costs charged to operating expenses.

Loss on Investment

   In August, 1998, we acquired, in conjunction with another investor, ownership of a new product technology developed by a former customer ("the developer"). The transfer of ownership was effected through a series of transactions. During the third quarter 1997 we reclassified a delinquent account receivable to a long term asset in our financial statement and entered negotiations to secure the debt. In March 1998, the parties agreed to convert the account receivable to convertible preferred stock. When the developer failed to file a timely registration statement we surrendered that stock and entered into new negotiations. In return for additional cash advances made by us and the other investor, the ownership of the technology was transferred. The developer was granted an exclusive license to manufacture the new product and the purchase and sale agreement provided for royalty payments to the purchasers. Subsequently, the developer ceased doing business causing us to terminate the license agreement. At the end of 1998, we wrote down our investment on this asset to $100,000.

   Additional significant resources would have been required to continue research and development on the new product technology, and to bring it to market. We did not have the additional resources to enter such business at that time. Citing the costs, the previous write down of such asset's value to a nominal amount and the potential for a long delay in recovering the value of the investment and the associated risks of such delay, we sold the technology for $100,000 in 1999.

Other Income (Expense)

   Other Income (Expense) aggregated approximately $(430,000), $(562,000) and $(637,000) in the years 2000, 1999 and 1998, respectively. The major component of other income (expense) is interest expense, which increased slightly from 1998 to 1999, as the result of increased short-term borrowing under our previous line of credit. We eliminated our short term credit facility in August 2000 and the decrease in net interest is the result of the dramatic increase in cash and cash equivalents which was derived from proceeds of the preferred stock private placements, and the elimination in short term borrowings during 2000.

Provision for Income Taxes

   The provision for federal, state and foreign income taxes (benefit) aggregated $1,816,000, $(200,000) and $(2,145,000) for the years 2000, 1999 and
1998, respectively. The aggregate tax rate percentage was 22%, (4%) and (16%) for the same periods. The 1999 and 1998 tax benefits were the result of a tax loss carryback to earlier reporting periods. At December 31, 2000, we had reduced our deferred tax assets to zero, by increasing the valuation reserve to $9,177,600.

Foreign Currency Transactions

   We do not currently utilize any derivative products to hedge its foreign currency risk. Our foreign subsidiaries' obligations to their parent are denominated in United States dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the United States dollar and our subsidiaries' functional currencies, currently the German mark, the British pound and the French franc. This exposure is limited to the period between the time of accrual of such liability to the parent in the subsidiaries' functional currency and the time of its payment.

   Other than the intercompany balances noted above, we do not believe we have any material unhedged monetary assets, liabilities or commitments that are denominated in a currency other than the operations' functional currency. Management expects such exposure to continue until its foreign subsidiaries reach a more mature level of operation. Management currently has no plans to utilize any derivative products to hedge its foreign currency risk.

The Euro Conversion

   During 1998, we investigated the impact of the euro conversion on its subsidiaries in the United Kingdom and in Germany. Because Germany is a participating country, we purchased accounting software in order to accommodate the dual currency requirements for the transition period. The purchase of that software was accounted for in accordance with our accounting policy for asset capitalization. We did not have any material impact on our business or our financial condition due to the euro conversion.

Inflation

   We do not believe that inflation has had a material impact on our operations.

Acquisitions

   On September 14, 2000, we acquired CyberStorage Systems Corporation ("CyberStorage Systems") as a wholly owned subsidiary in a stock for stock acquisition. Although on a short-term basis the acquisition of CyberStorage Systems is expected to be dilutive to our earnings, on a long term basis we expect that the acquisition will add to our earnings per share on a fully diluted basis.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. SFAS No. 133 requires companies to recognize all derivative contracts at their fair value as either assets of liabilities on the balance sheet. This statement is effective for all fiscal years beginning after June 15, 2000.

   Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the new standard does not affect the Company's financial statements.

   Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires the following to occur before the Company can recognize income:1) Persuasive evidence of an arrangement exists. 2) Delivery has occurred or services have been rendered. 3) The price is fixed or determined. 4) Collectibility is reasonably assured. SAB 101 has not had a material impact on the Company's Statement of financial position, statements of operations or cash flows.

   In March 2000, the FASB issued interpretation No. 44 ("FIN"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 in fiscal 2000 and it did not have a material effect on the Company's financial statements.

   During the fourth quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-27 "Application of EITF issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to certain Convertible Instruments". EITF No. 00-27 requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company, during fiscal year 2000. This accounting change requires the value of the warrants issued with the preferred stock to be included in the calculating the beneficial conversion value. This resulted in a cumulative charge of $809,364 to loss applicable to common stockholders in the fourth quarter of 2000.

Factors That May Affect Future Results

Our Stock Price is Volatile

   Our stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

  --the announcement of new products, services or technological innovations by us or our competitors

  --quarterly variations in our operating results

  --changes in revenue or earnings estimates by the investment community

  --speculation in the press or investment community

  --failure to meet earning expectations

   In addition, our stock price may be affected by general market conditions and domestic and international economic factors unrelated to our performance such as the dramatic decreases suffered by almost every public company in the high technology sector in 2000. Further, until recently, our stock was thinly traded. Because of these factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

Our Business May Suffer If We Cannot Protect Our Intellectual Property

   We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in its technology and products.

However, there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Therefore, there can be no assurance that we will be able to adequately protect our proprietary technology against unauthorized third-party copying or use, which could adversely affect our competitive position. Further, there can be no assurance that we will be able to obtain licenses to any technology that it may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

Intellectual Property Rights

   We are aggressively pursuing the enforcement of our intellectual property rights after an extensive patent review conducted in 1999. In 2000, we retained a major law firm to enforce these rights against infringing parties, which management believes to be extensive. Despite ours and our legal representatives' efforts, there can be no assurance or predictability as to any amount of recovery or the length of time it will take us to recover any royalties or license fees which may be recoverable. Despite our efforts to protect these intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

Development of New Products and Solutions

   We must make continuous investment in research and development to maintain its ongoing effort to continually improve our products and provide innovative solutions to our customers. The development of software products is a difficult and costly process and subject to many other products' requirements. Our inability to timely deliver new products in the past has had an adverse effect on our operating and financial results. There can be no assurance that we will be able to effectively develop new products in the future.

Competition

   We compete with many established companies in the computer storage and server industries and certain of these companies have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunity to address customers' various information technology requirements than us. Our business may be adversely affected by the announcement or introduction of new products by our competitors, including hardware, software and services, price reductions of our competitors' equipment or services and the implementation of effective marketing strategies by our competitors.

   Competitive pricing pressures exist in the computer storage and server markets and have had and may in the future have an adverse effect on our revenues and earnings. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices in order to preserve or gain market share, which we cannot foresee. We currently believes that pricing pressures are likely to continue. The relative and varying rates of product price and component cost declines could have an adverse effect on our earnings.

Rapid Technological Changes

   The computer industry is changing both dramatically and rapidly. The development of "open systems computing", the introduction of the Internet, new fibre technologies (SAN) and the increasing storage density in disk drive technologies, have caused an increase in new product development and shorter time to bring the new products to market. While we believe that our Virtual Storage Architecture, StorageSuite and CyberBORG products are advanced when compared to competitive products, and compliment many other products utilized in total customer solutions, there can be no assurance that this will continue in the future. The failure to remain consistently ahead of competitive technologies would have a negative impact on our operating results and financial condition.

Business Alliances

   Many companies are forming business alliances with their competitors, to be able to provide totally integrated storage solutions to their customers. One result of these alliances is to effectively preclude competitive products from being offered to the customers. Many of the relationships are exclusive and our failure to develop similar relationships will effectively reduce the number of qualified sales opportunities we will have for our products in the future. We believe that we address this issue by our return to the reseller channel sales model and having the integrator/solution providers/value added-resellers perform the solution selling required. Our failure to open these sales channels will have a negative effect on our operating results and financial condition.

Operations

   Our products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur by us or our suppliers, we could experience a rate of failure in its products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in our future growth. We frequently revise and update manufacturing and test processes to address engineering and component changes to our products and evaluates the reallocation of manufacturing resources among our facilities. There can be no assurance that our efforts to monitor, develop and implement appropriate test and manufacturing processes for its products will be sufficient to permit us to avoid a rate of failure in its products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

   Additionally, most companies in the high technology arena are under pressure to be able to acquire and retain the services of talented individuals. At present, there is a shortage in the number of qualified employees who are available, creating a lucrative job market for qualified and talented high tech employees. We have had a decline in revenue in each of the three previous years and comparable reduction in the work force. While we believe that we have the required core personnel to effectively manage and grow, there can no assurance that key employees will not leave the company in the future. The failure to maintain key employees could adversely affect our operating and financial results in the future.

Liquidity and Working Capital

   Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. Given the recent volatility in the securities markets and, in particular, the securities of technology companies, there can be no assurances that continuing investors' investments will be available to us and that we will receive additional equity financing. Our failure to maintain adequate liquidity and working capital could have a material adverse impact on us.

Failure of Suppliers to Provide Quality Products

   We purchase several sophisticated components and products from one or a limited number of qualified suppliers. These components and products include disk drives, high density memory components and power supplies. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet its quality and delivery requirements. If any of our suppliers were to fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations or financial condition. Additionally, we periodically transition our product line to incorporate new technologies. The importance of transitioning our customers smoothly to new technologies, along with our historically uneven pattern of quarterly sales, intensifies the risk that a supplier who fails to meet its delivery or quality requirements will have an adverse impact on our revenues and earnings.

Changes in Laws, Regulations Or Other Conditions That Could Adversely Impair Our Condition

   Our business, results of operations and financial condition could be adversely affected if any laws, regulations or standards, both foreign and domestic, relating to us or our products were newly implemented or changed.

Litigation That We May Become Involved In May Adversely Affect Us

   In the ordinary course of business, we may become involved in litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Furthermore, there can be no assurance that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We have only the market risk inherent in financial instruments that relate primarily in fluctuations in the prime rate of interest to be charged under the terms of the several promissory notes due to the certain of our executive officers because we terminated the credit facility tied to the prime rate of interest in August 2000. We do not use derivative products and do not have any material unhedged monetary assets, except for the inter-company balances outstanding, which are detailed above in ITEM 7 "Foreign Currency Transactions".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statement data listed in the Index to Consolidated Financial Statement at Item 14 of this Form 10-K are incorporated by reference into this
Item 8 of Part II of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no disagreements with our independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

                                    PART III

   The information required by Part III, Items 10, 11 12, and 13, are incorporated herein by reference to our Proxy Statement for our 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") as follows:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

   Incorporated by reference to sections entitled "Stock Ownership" and "Election of Directors" of the 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

   Incorporated by reference to sections entitled "Executive Compensation" and "Performance Graph" of the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Incorporated by reference to sections entitled "Who are the largest owners of our Stock?" and "How much stock do our directors and executive officers own?" of the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Incorporated by reference to section entitled "Certain Relationships and Related Transactions" of the 2001 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K

   (a) The following documents are included as part of the report:

     (1) Financial Statements

   Our following financial statements and the report of the independent auditors are filed as part of this report:

     (1) Index to Financial Statements
       Report of Independent Auditors
         Consolidated Balance Sheet
         Statements of Consolidated Operations
         Statements of Consolidated Stockholders' Equity
         Statements of Consolidated Cash Flows
         Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules
       None

     (3) Exhibits

  3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form S-4, Registration No. 33-87028, as filed on
       December 2, 1994).

  3.2 Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company's Form S-4, Registration No.
       33-87028, as filed on December 2, 1994).

  3.3  Amended Certificate of Designation establishing Series A 8% Convertible
       Preferred Stock (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on October 6, 2000).

  3.4  Certificate of Designation establishing Series B 8% Convertible
       Preferred Stock (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K as filed on October 6, 2000).

  3.5  Certificate of Designation establishing Series C 8% Convertible
       Preferred Stock. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended September
       30, 2000).

  3.6 Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.3 to the Company's Form S-4, Registration No. 33-87028, as filed on
       December 2, 1994).

  4.1  Specimen Common Stock Certificate (Incorporated by reference to Exhibit
       4.1 to the Company's Form S-4, Registration No. 33-87028, as filed on
       December 2, 1994).

  4.2 Amended and Restated 1992 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company's Form S-3,
       Registration No. 333-04145, as filed on September 13, 1996).

  4.3  Restated and Amended Stock Incentive Plan (Incorporated by reference as
       Exhibit 4.1 to the Company's Form S-8, Registration No. 333-31297, as filed on July 14, 1997).

  4.4  Form of Restated and Amended Stock Incentive Plan, Stock Award
       (Incorporated by reference to Exhibit 4.2 to the Company's Form S-8,
       Registration No. 333-31297, as filed on July 14, 1997).

  4.5  1999 Amended Stock Incentive Plan (Incorporated by reference to Exhibit
       4.1 to the Company's Form S-8, as filed on August 16, 2000).

  4.6 Form of Common Stock Warrant associated with Series A Preferred Stock, together with Schedule of Warrants.

  4.7  Common Stock Warrant associated with Series B Preferred Stock
       (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended September 30, 2000).

  4.8  Common Stock Warrant associated with Series C Preferrred Stock
       (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the period ended September 30, 2000).

  4.9 Form of Common Stock Warrant issued to Citizens Financial Group, Inc., together with Schedule of Warrants.

 10.1 Promissory Note in the principal amount of $710,000 dated December 6, 1997 made payable to Theodore J. Goodlander (Incorporated by reference to Exhibit 10.2 to the Company's 1999 Form 10-K, as filed on April 14,
       2000).

 10.2 Second Amended and Restated Loan Agreement dated November 16, 1998 between the Company and State Street Bank (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K for the period ended December
       31, 1998).

 10.3  First Amendment to the Second Amended and Restated Loan Agreement dated
       April 30, 1999 between the Company and State Street Bank.

 10.4  Second Amendment to the Second Amended and Restated Loan Agreement dated
       July 1, 1999 between the Company and State Street Bank.

 10.5  Third Amendment to the Second Amended and Restated Loan Agreement dated
       October 1999 between the Company and State Street Bank (Incorporated by reference to Exhibit 10.9 to the Company's Form 10-K405/A, as filed on June 1, 2000).

 10.6  Fourth Amendment to the Second Amended and Restated Loan Agreement dated
       December 22, 1999 between the Company and Citizens Bank of
       Massachusetts.

 10.7  Letter Agreement dated April 6, 2000 re Second Amended and Restated Loan
       Agreement between the Company and Citizens Bank of Massachusetts.

 10.8  Sixth Amendment to the Second Amended and Restated Loan Agreement dated
       May 8, 2000 between the Company and Citizens Bank of Massachusetts.

 10.9 Fifth Amended and Restated Line of Credit Note dated May 8, 2000 between the Company and Citizen's Bank of Massachusetts.

 10.10 Lease Agreement between Kristiania Corporation and Storage Computer
       Corporation dated December 1, 2000.

 10.11 Agreement and Plan of Reorganization dated as of September 14, 2000 by and among Storage Computer Corporation, Cyber Acquisition Corporation, and CyberStorage Systems Corporation (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed on
       September 29, 2000).

 10.12 Amendment No. 1 to the Agreement and Plan of Reorganization dated as of August 22, 2000 by and among Storage Computer Corporation, Cyber
       Acquisition Corporation, and CyberStorage Systems Corporation
       (Incorporated by reference to Exhibit 2.2 to the Company's Current
       Report on Form 8-K, as filed on September 29, 2000).

 10.13 Executive Employment Agreement effective September 14, 2000 between John
       Thonet and the Company.

 10.14 Securities Purchase Agreement dated April 29, 2000 between Theodore J.
       Goodlander and Storage Computer Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed on October 6, 2000).

 10.15 Securities Purchase Agreement dated September 28, 2000 between Storage
       Computer Corpooration and The Shaar Fund Ltd. (Incorpoorated by reference to Exhibit 10.1 to the Company's Form 10-Q for the period ended September 30, 2000).

 10.16 Securities Purchase Agreement dated as of October 31, 2000 between
       Storage Computer Corporation and the purchasers named therein
       (Incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q for the period ended September 30, 2000).

 21    Subsidiaries of the Company.

 23    Consent of BDO Seidman, LLP


   (b) Reports on Form 8-K

     1. October 5, 2000--Other Events. We reported the issuance of Series B Convertible Preferred shares with a stated value of $2,000,000.

     2. November 28, 2000--Form 8-K/A supplementing Form 8-K dated September 28, 2000. Acquisition or Disposition of Assets. We reported the required audited and pro forma financial information for CyberStorage Systems Corporation acquisition on September 14, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Nashua, New Hampshire, on the 13th day of April, 2001.

                                          STORAGE COMPUTER CORPORATION

                                               /s/ Theodore J. Goodlander
                                          By: _________________________________
                                                   Theodore J. Goodlander
                                                  Chairman of the Board of
                                                      Directors, CEO,
                                               (Principal Executive Officer)

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.


              Signature                         Capacity                 Date
              ---------                         --------                 ----

    /s/ Theodore J. Goodlander         Chairman of the Board of     April 13, 2001
______________________________________  Directors, CEO (Principal
        Theodore J. Goodlander          Executive Officer)

      /s/ Edward A. Gardner            President and Director       April 13, 2001
______________________________________
          Edward A. Gardner

        /s/ John L. Thonet             Chief Operating Officer      April 13, 2001
______________________________________  and Director
            John L. Thonet

        /s/ Peter N. Hood              Treasurer and CFO            April 13, 2001
______________________________________  (Principal Accounting
            Peter N. Hood               Officer)

                                       Director
______________________________________
            Steven S. Chen

        /s/ Roger E. Gauld             Director                     April 13, 2001
______________________________________
            Roger E. Gauld

                          STORAGE COMPUTER CORPORATION

                                    -INDEX-

                                                                         Page
                                                                        Number
                                                                        ------
Report of Independent Auditors.........................................  F-1

Consolidated Balance Sheets at December 31, 2000 and December 31,
 1999..................................................................  F-2

Statements of Consolidated Operations for the Years Ended December 31,
 2000, December 31, 1999 and December 31, 1998.........................  F-3

Statements of Consolidated Stockholders Equity for the Years Ended
 December 31, 2000, December 31, 1999 and December 31, 1998............  F-4

Statements of Consolidated Cash Flows for the Years Ended December 31,
 2000, December 31, 1999 and December 31, 1998.........................  F-5

Notes to Consolidated Financial Statements.............................  F-6

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Storage Computer Corporation
Nashua, New Hampshire 03062

   We have audited the accompanying consolidated balance sheets of Storage Computer Corporation and subsidiaries, at December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Storage Computer Corporation and subsidiaries, at December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                            BDO Seidman, LLP

Boston, Massachusetts
March 29, 2001

                          STORAGE COMPUTER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    -------------------------
                                                        2000         1999
                                                    ------------  -----------
                  ASSETS (Note E)
Current assets:
  Cash and cash equivalents........................ $ 14,852,259  $ 1,182,194
  Accounts receivable, net (Note B)................      847,829      751,077
  Inventories (Note B).............................    4,316,104    6,795,477
  Other current assets.............................      399,302      852,774
                                                    ------------  -----------
    Total current assets...........................   20,415,494    9,581,522
Property and equipment, net (Note B)...............    1,141,299    1,842,733
Deferred tax asset (Note I)........................          --     2,194,000
Goodwill and other intangibles, net of accumulated
 amortization of $835,947 (Note C).................   23,317,443          --
Other assets ......................................      244,040      610,413
                                                    ------------  -----------
    Total assets................................... $ 45,118,276  $14,228,668
                                                    ============  ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Note E)........................... $        --   $ 6,640,445
  Accounts payable.................................      896,049      257,440
  Accrued expenses(Note B).........................    2,436,291    1,194,654
  Accrued taxes....................................          --       238,466
  Deferred revenue.................................      492,028      821,023
  Current maturities of long-term debt (Note E)....      263,863          --
                                                    ------------  -----------
    Total current liabilities......................    4,088,231    9,152,028
                                                    ------------  -----------
Long-term debt, less current maturities (Note E)...    1,489,299    1,060,000
                                                    ------------  -----------
Commitments and contingencies (Notes F, G and J)
Redeemable convertible preferred stock (Note K)....   12,556,661          --
Stockholders' equity (Notes E, H and K):
  Preferred stock, $.001 par value,
   1,000,000 shares authorized; shares
   outstanding: 76,000 in 2000, none in 1999, in-
   cluded
   in redeemable convertible preferred stock.......          --           --
  Common stock, $.001 par value,
   25,000,000 shares authorized; shares
   outstanding: 15,041,882 in 2000,
   11,434,880 in 1999..............................       15,042       11,435
  Additional paid-in capital.......................   57,792,635   13,968,263
  Accumulated deficit..............................  (30,823,592)  (9,963,058)
                                                    ------------  -----------
  Total stockholders' equity.......................   26,984,085    4,016,640
                                                    ------------  -----------
  Total liabilities and stockholders' equity....... $ 45,118,276  $14,228,668
                                                    ============  ===========

    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                               Year Ended December 31,
                                        ---------------------------------------
                                            2000         1999          1998
                                        ------------  -----------  ------------
Revenue...............................  $  6,505,628  $10,525,658  $ 17,051,749
Product cost..........................     6,525,316    6,303,125    11,838,657
                                        ------------  -----------  ------------
  Gross margin........................       (19,688)   4,222,533     5,213,092
                                        ------------  -----------  ------------
Operating expenses:
  Research and development............     1,496,382    1,980,988     4,258,249
  Selling and marketing...............     2,262,136    4,098,347     8,871,805
  General and administrative..........     2,315,463    2,357,254     2,387,748
  Amortization of intangibles.........       835,937          --            --
  Restructuring costs.................       800,140          --            --
  Write down of investment (Note D)...           --           --      2,094,134
                                        ------------  -----------  ------------
    Total operating expenses..........     7,710,058    8,436,589    17,611,936
                                        ------------  -----------  ------------
Operating loss........................    (7,729,746)  (4,214,056)  (12,398,844)
                                        ------------  -----------  ------------
Other income (expense):
  Interest expense, net (Note E)......      (283,167)    (840,253)     (647,557)
  Other income (expense)..............      (147,000)     278,114        10,889
                                        ------------  -----------  ------------
    Total.............................      (430,167)    (562,139)     (636,668)
                                        ------------  -----------  ------------
Loss before income taxes (benefit)....    (8,159,913)  (4,776,195)  (13,035,512)
                                        ------------  -----------  ------------
Provision for income taxes (benefit)
 (Note I ):
  Current taxes (benefit).............        34,852     (199,868)   (2,145,020)
  Deferred taxes......................     1,781,331          --            --
                                        ------------  -----------  ------------
    Total.............................     1,816,183     (199,868)   (2,145,020)
                                        ------------  -----------  ------------
Net loss..............................    (9,976,096)  (4,576,327)  (10,890,492)
Dividends on preferred stock including
 amortization of the beneficial
 conversion features..................   (10,075,074)         --            --
                                        ------------  -----------  ------------
Loss applicable to common stockholders
 before cumulative
 effect of change in accounting
 principle............................   (20,051,170)  (4,576,327)  (10,890,492)
Cumulative effect of change in
 accounting principle.................      (809,364)         --            --
                                        ------------  -----------  ------------
Net loss applicable to common
 stockholders.........................  $(20,860,534) $(4,576,327) $(10,890,492)
                                        ============  ===========  ============
Loss applicable to common stockholders
 before cumulative effect of change in
 accounting principle per basic and
 dilutive share.......................  $      (1.57) $     (0.40) $      (0.97)
                                        ============  ===========  ============
Net loss applicable to common
 stockholders
 per basic and dilutive share.........  $      (1.64) $     (0.40) $      (0.97)
                                        ============  ===========  ============
Basic and dilutive shares.............    12,756,088   11,376,082    11,254,557
                                        ============  ===========  ============

    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                      Common Stock
                                   ------------------ Additional    Retained
                                                Par     Paid-In     Earnings
                                     Shares    Value    Capital    (Deficit)
                                   ---------- ------- ----------- ------------
Balance--December 31, 1997.......  11,149,033 $11,149 $13,385,240 $  5,503,761
Exercise of stock options........     174,800     175     141,980
Stock issued to 401(k) plan .....      24,007      24      73,801
Tax benefit from stock options ..                         120,000
Net loss.........................                                  (10,890,492)
                                   ---------- ------- ----------- ------------
Balance--December 31, 1998.......  11,347,840  11,348  13,721,021   (5,386,731)
Warrants issued in connection
 with bank financing (Note E)....                         111,387
Exercise of stock options........      50,000      50      76,950
Stock issued to 401(k) plan .....      37,040      37      58,905
Net loss.........................                                   (4,576,327)
                                   ---------- ------- ----------- ------------
Balance--December 31, 1999.......  11,434,880  11,435  13,968,263   (9,963,058)
Exercise of stock options........     632,019     632   1,071,851
Stock issued to 401(k) plan......       4,619       5      38,686
Warrants issued in connection
 with bank financing (Note E)....                         114,434
Warrants exercised (Note K)......     132,000     132   1,143,316
Stock issued in note conversion
 (Note E)........................     132,500     132     264,868
Stock issued to acquire
 CyberStorage Systems (Note C)...   2,200,000   2,200  22,437,800
Issuance of redeemable
 convertible preferred stock with
 a beneficial conversion feature
 of $12,253,900 and related
 warrants, net of issuance costs
 of $1,175,500 (Note K)..........                      17,514,774   (6,314,923)
Conversion of redeemable
 convertible preferred shares
 into common shares and related
 accrued dividends paid in common
 shares (Note K).................     505,864     506   1,238,643     (118,388)
Amortization of beneficial
 conversion feature of preferred
 stock (Note K)..................                                   (4,052,794)
Dividends on preferred stock
 (Note K)                                                             (398,333)
Net loss.........................                                   (9,976,096)
                                   ---------- ------- ----------- ------------
Balance--December 31, 2000.......  15,041,882 $15,042 $57,792,635 $(30,823,592)
                                   ========== ======= =========== ============

    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (NOTE K)

                                              Year Ended December 31,
                                       ---------------------------------------
                                           2000         1999          1998
                                       ------------  -----------  ------------
Cash flows from operating activities:
  Net loss............................ $ (9,976,096) $(4,576,327) $(10,890,492)
  Reconciliation to operating cash
   flows:
   Depreciation and amortization of
    property and equipment............      460,129      488,883       620,552
   Amortization of goodwill and other
    intangibles.......................      835,937
   Warrants issued for banking fees...      114,434      111,387
   Stock issued to 401(k) plan........       38,691       58,942        73,825
   Provision for restructuring costs..    3,744,727
   Deferred tax provision.............    1,781,331
   Write down of investment...........                               2,094,134
  Changes in operating assets and
   liabilities, net of effects of
   CyberStorage Systems acquisition:
   Accounts receivable................      435,958    4,436,274     8,722,650
   Income tax refund receivable.......                 2,151,677    (2,160,211)
   Inventories........................      246,237    1,942,850      (383,556)
   Other assets.......................      462,061      (26,864)     (152,496)
   Accounts payable and accrued
    expenses..........................     (585,306)  (1,996,304)     (138,570)
                                       ------------  -----------  ------------
   Net cash provided by (used in)
    operations........................   (2,441,897)   2,590,518    (2,214,164)
                                       ------------  -----------  ------------
Cash flows from investing activities:
  Capital expenditures................     (125,757)      (4,882)     (842,030)
  Other assets........................      383,120                   (175,113)
  CyberStorage acquisition costs......     (210,027)
                                       ------------  -----------  ------------
   Net cash provided (used) in
    investing activities..............       47,336       (4,882)   (1,017,143)
                                       ------------  -----------  ------------
Cash flows from financing activities:
  Net proceeds from (payments of)
   credit line........................   (7,035,445)  (2,695,932)    2,870,706
  Reduction (increase) of long term
   debt...............................      (84,608)     350,000        22,970
  Net proceeds from issuance of common
   stock for stock options and
   exercise of warrants...............    2,215,850       77,000       142,155
  Issuance of preferred stock.........   20,824,518
                                       ------------  -----------  ------------
   Net cash provided (used) in)
    financing activities..............   15,920,315   (2,268,932)    3,035,831
                                       ------------  -----------  ------------
Effect of exchange rate changes on
 cash.................................      144,311      (59,769)        7,356
                                       ------------  -----------  ------------
Net increase (decrease) in cash and
 cash equivalents.....................   13,670,065      256,935      (188,120)
Cash and cash equivalents--beginning
 of year..............................    1,182,194      925,259     1,113,379
                                       ------------  -----------  ------------
Cash and cash equivalents--end of
 year................................. $ 14,852,259  $ 1,182,194  $    925,259
                                       ============  ===========  ============
Supplemental cash flow information:
  Cash payments of interest........... $    407,000  $   836,000  $    580,000
  Cash payments of income taxes.......          --           --   $    200,000
Noncash investing and financing
 activities:
  Acquisition of CyberStorage:
   Fair value of assets acquired...... $ 25,200,123
   Common stock issued................ (22,440,000)
   Liabilities assumed................  (2,550,096)
                                       ------------
   Acquisition costs paid............. $    210,027
                                       ============
  Preferred stock dividends paid in
   common stock....................... $    118,388
  Income tax benefit from stock option
   transactions.......................          --           --      $ 120,000

    The accompanying notes are an integral part of the financial statements.

                          STORAGE COMPUTER CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Significant Accounting Policies

Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CyberStorage System Corporation, Storage Computer Europe Gmbh, Vermont Research Products, Inc., Storage Computer UK Ltd., and Storage Computer France, SAS. The percentage ownership of Storage Computer France, SAS increased from 51% to 100% in 2001. All significant intercompany accounts and transactions have been eliminated. The Company also has 20% ownership of Storage Computer (Asia) Ltd. which is accounted for by the equity method.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Certain amounts from the prior year have been reclassified to conform to current year presentation. These reclassifications did not change previously reported total assets, liabilities, stockholder's equity or net loss.

Cash and Cash Equivalents

   The Company considers all highly liquid instruments with original maturities of three months or less, to be cash equivalents.

Inventories

   Inventories are stated at the lower of average cost (first-in, first-out method) or market.

Property and Equipment

   Property and equipment are stated at cost. Depreciation of property and equipment is computed utilizing the straight-line method for financial reporting and accelerated methods for tax reporting, over a period not to exceed 5 years.

Goodwill and other intangible assets

   Goodwill and other intangible assets result from the excess of the purchase price over the fair values of the net assets acquired in the purchase of CyberStorage Systems and are being amortized as follows:

        Identified intangibles   5 to 7 years
        Goodwill         10 years

Fair Value of Financial Instruments

   The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses and non-related party long-term debt approximate fair value because of the short maturity of those instruments.

Revenue Recognition

   The Company recognizes revenue from product sales at the time of shipment. Service revenue, which is not material in relation to total revenue, is recognized over the contracted period or as the services are provided.

                          STORAGE COMPUTER CORPORATION

Research and Development

   Research and development costs are expensed as incurred.

Foreign Currency Translations

   The functional currency for the Company's foreign operations is the U.S. dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for all monetary assets and liabilities using current exchange rates in effect at the balance sheet date; for non-monetary assets and liabilities using historical rates; and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments and gains or losses resulting from foreign currency transactions are included in the Company's statement of operations.

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

   During 2000, the Company determined that the carrying value of its deferred tax asset could not be reasonably assumed and increased its valuation allowance to fully reserve this asset during the fourth quarter of 2000.

Per Share Data

   The Company calculates per share data in accordance with Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". Basic earnings per share is determined utilizing only the weighted average of outstanding common shares. The effect of potentially dilutive options, warrants and convertible securities is included in the calculation of diluted per share data. Options, warrants and convertible securities have not been considered since their inclusion would be anti-dilutive.

Stock-Based Compensation

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, (SFAS 123), Accounting for Stock Based Compensation which requires disclosure of pro forma effects as if SFAS 123 had been adopted. The Company has adopted the disclosure only requirements of SFAS 123 and accounts for its employee stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. SFAS No. 133 requires companies to recognize all derivative contracts at their fair value as either assets or liabilities on the balance sheet. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the new standard does not affect the Company's financial statements.

                          STORAGE COMPUTER CORPORATION

   Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires the following to occur before the Company can recognize income: 1) Persuasive evidence of an arrangement exists. 2) Delivery has occurred or services have been rendered. 3) The price is fixed or determined. 4) Collectibility is reasonably assured. SAB 101 has not had a material impact on the Company's balance sheets, statements of operations or cash flows.

   In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has adopted FIN 44 in fiscal 2000 and it did not have a material effect on the Company's financial statements.

   During the fourth quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-27 "Application of EITF issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to certain Convertible Instruments". EITF No. 00-27 requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company, during fiscal year 2000. This accounting change requires the value of the warrants issued with the preferred stock to be included in the calculating the beneficial conversion value. This resulted in a cumulative charge of $809,364 to loss applicable to common stockholders in the fourth quarter of 2000.

Note B--Balance Sheet Components

                                                             2000       1999
                                                          ---------- ----------
Allowance for doubtful accounts.......................... $  172,237 $  607,599
                                                          ========== ==========
Inventories:
  Raw Material........................................... $1,078,700 $2,170,518
  Work in Process........................................ $1,368,942 $1,729,396
  Finished Goods......................................... $1,868,462 $2,895,563
                                                          ---------- ----------
                                                          $4,316,104 $6,795,477
                                                          ========== ==========
Property and Equipment:
  Machinery and equipment................................ $2,137,031 $2,023,511
  Office furniture and fixtures..........................    502,912    465,462
  Research and development equipment.....................  1,823,047  1,781,341
  Other property.........................................    192,730    189,212
                                                          ---------- ----------
    Total................................................  4,655,720  4,459,526
  Less accumulated depreciation..........................  3,514,421  2,616,793
                                                          ---------- ----------
    Net property and equipment........................... $1,141,299 $1,842,733
                                                          ========== ==========
Accrued Liabilities:
  Restructuring costs.................................... $  675,725 $      --
  Salaries and wages.....................................    326,755     97,833
  Interest...............................................    216,066    131,369
  Dividends..............................................    238,353        --
  Taxes..................................................    220,606     70,579
  Other..................................................    758,786    894,873
                                                          ---------- ----------
                                                          $2,436,291 $1,194,654
                                                          ========== ==========

                          STORAGE COMPUTER CORPORATION

Note C--CyberStorage Systems Corporation Acquisition and Related Restructuring

Acquisition of CyberStorage Systems Corporation:

   On September 14, 2000 the Company completed the acquisition of CyberStorage Systems Corporation in exchange for 2,200,000 shares of its common stock in a transaction accounted for as a purchase. The results of operations are included in the consolidated financial statements from that date. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. The excess purchase price over the fair values of the net assets acquired of approximately $24 million was allocated $5 million to certain identifiable intangible assets and $19 million to goodwill. The balance of the purchase price of $1 million was allocated to current assets and equipment.

   The unaudited pro forma combined results of operations of the Company and CyberStorage Systems for the year ended December 31, 2000, assuming that the acquisition had occurred on January 1, 2000 and after giving effect to certain pro forma adjustments are as follows:

  Revenues........................................................ $ 8,941,500
  Net loss........................................................  12,303,000
  Net loss per share basic and diluted............................ $     (0.86)

Restructuring:

   As a result of the CyberStorage Systems acquisition, the Company adopted a plan to restructure its existing business to take advantage of the combined technologies and resources of both companies to extend, accelerate and improve the platform and delivery of its existing products and services. Accordingly, provisions for $3.7 in restructuring costs were charged to operations in the third quarter, including $2.9 million related to inventories charged to product cost and $800,000 related to personnel costs, cancellation of leases and contracts charged to operating expenses.

Note D--Write Down of Investment

   In August 1998, the Company and another organization formed a limited liability company named HVVR, LLC (HVVR). The purpose of HVVR was to hold ownership of a new product technology developed by a former customer of the Company. The Company's investment in HVVR amounted to approximately $2,300,000. During 1998, the Company wrote the investment down by $2,094,134 by a charge to operations.

Note E--Borrowing Arrangements

   At December 31, 1999 the Company had a demand bank line of credit with maximum borrowings of $6,900,000 secured by all assets of the Company. In connection with an amendment to the note in 1999, the Company issued a warrant to purchase 25,000 shares of the Company's common stock to the bank at an exercise price of $3.00 per share to expire in October 2009. The warrants were valued using the Black Scholes option-pricing model. The resulting value of $111,387 was accounted for as additional interest on the debt in 1999. The loan agreement provided for interest at the bank's prime rate plus .25%. Interest expense amounted to $163,800, $711,886 and $597,990 for 2000, 1999 and 1998.

   At December 31, 1999, the Company was in violation of certain covenants of the bank line of credit. In April and May 2000 the Company reached agreements with the bank on new terms extending the Company's line of credit until December 31, 2000 and waiving violation of all covenants on these dates.
In connection therewith the Company issued additional warrants to purchase 25,000 shares of common stock at $15.00 per share to expire in May 2010. The value of these warrants of $114,434 was charged to interest expense in 2000. The Company repaid its bank borrowings in August 2000 with proceeds of equity financings consummated in 2000.

                          STORAGE COMPUTER CORPORATION

   Long term debt in the amount of $250,000 at December 31, 1999 was payable to the president of one of the Company's major customers who was also then a member of the Board of Directors. The note accrued interest at 6% and was convertible into the Company's common stock at $2.00 per share. Interest amounted to $4,917 and $10,083 for 2000 and 1999. This debt plus accrued interest was converted into 132,500 shares of common stock of the Company in June 2000.

   Long-term debt in the amount of $810,000 at December 31, 2000 and 1999 is payable to an officer and stockholder of the Company. The debt is unsecured, and $710,000 bears interest at prime plus 1%, and $100,000 bears interest at 6% and is convertible into the Company's common stock at $4.00 per share. Interest expense related to the obligation amounted to $84,697, $68,632 and $67,450, for 2000, 1999 and 1998. This debt is due April 2002.

   Long-term debt in the amount of $458,333 at December 31, 2000 is payable to a investment company for an unsecured term loan. The note bears interest at 12%, is paid $10,417 monthly plus interest and matures September 2004. Interest expense was $17,123 in 2000.

   Long-term debt in the amount of $484,829 at December 31, 2000 is payable to an officer and stockholder of the Company. The note is unsecured, bears interest at 10%, is payable $15,000 monthly including interest and matures January 2004. Interest expense was $14,547 in 2000.

   Annual Maturities of the Company's debt is as follows:

   December 31,
     2001............................................................ $  263,863
     2002............................................................    278,404
     2003............................................................    294,467
     2004............................................................    916,428
                                                                      ----------
     TOTAL........................................................... $1,753,162
                                                                      ==========

Note F--Related Party Transactions

   The Company leases plant and office facilities from an affiliated entity under a noncancellable, five-year, triple net operating lease agreement, which was entered into as of December 1, 2000. The lease provides for monthly rental payments of $25,000 commencing in January 2001, and is increased annually based on a change in the consumer price index. Additionally, the lease provides for an additional five-year renewal option by the Company and contains no purchase option. Rent expense under a prior lease for 2000, 1999, and 1998 amounted to $226,400, $224,800 and $200,400, respectively. Minimum future rental payments on this lease amount to $300,000 annually for the years 2001 through 2005.

   The president of one of the Company's major customers is a former member of the board of directors of the Company who resigned his directorship in June 2000.

Note G--Commitments

   The Company leases certain property and equipment under noncancellable operating leases which expire at various dates through 2005. Future minimum lease payments are $57,135, $17,591, $17,951, $7,094 and $2,250 for the years
2001 through 2005, respectively. Amounts charged to operations for operating leases were $49,000, $232,000 and $275,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

                          STORAGE COMPUTER CORPORATION

Note H--Stock Option Plans

   The Company's 1994, 1999, and 2000 Stock Incentive Plans provide for the granting of options to purchase up to 4,598,930 shares of common stock. Option activity during 2000, 1999 and 1998 is summarized as follows:

                                                                Weighted Average
                                                    Number of     Option Price
                                                      Shares       Per Share
                                                    ----------  ----------------
   Balance--December 31, 1997......................  1,828,900       $6.47
     Granted.......................................  1,038,150        2.23
     Exercised.....................................   (174,800)        .79
     Canceled...................................... (1,219,850)       4.51
                                                    ----------
   Balance--December 31, 1998......................  1,472,400        1.64
     Granted.......................................  1,576,650        1.22
     Exercised.....................................    (50,000)       1.54
     Canceled...................................... (1,209,800)       1.30
                                                    ----------
   Balance--December 31, 1999......................  1,789,250        1.51
     Granted.......................................  1,340,230        7.69
     Exercised.....................................   (631,269)       3.19
     Canceled......................................   (278,624)       1.97
                                                    ----------
   Balance--December 31, 2000......................  2,219,587        5.50
                                                    ==========


   Options granted generally vest over a period not to exceed four years. Options for 683,913 shares are exercisable at December 31, 2000 at exercise prices ranging from $.88 to $12.13 and a weighted average price of approximately $3.24 per share, with a weighted average remaining contractual life of approximately eight and one half years. At December 31, 2000, options to purchase 890,599 shares were available for grant under the plan.

   The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 2000, 1999 or 1998. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, pro forma net loss would have been ($22,968,025) in 2000, $6,431,002 in 1999 and $11,003,981 in 1998. Pro forma net loss applicable to common stockholders per basic and diluted share applicable to common stockholders would have been $1.80 in 2000, $.57 in 1999 and $.98 in 1998.

   The fair value of the Company's stock options used to compute pro forma net income and net income per diluted share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998 through 2000: dividend yield of 0%; expected volatility of 80%; a risk free interest rate ranging from 4.58% to 6.11%, and an expected holding period of six years. The weighted average fair value per share at the date of grant was $5.65, $.79 and $1.21 for the years 2000, 1999 and 1998, respectively.

                          STORAGE COMPUTER CORPORATION

   All options outstanding at December 31, 2000 are categorized by the ranges shown in the table below:

                                                      Weighted Average
                                     Weighted Average    Remaining
                                      Exercise Price  Contractual Life Number of
   Range                                Per Share         in Years      Shares
   -----                             ---------------- ---------------- ---------
   $.88 to $1.75....................      $ 1.14            8.2          821,112
   $2.50 to $7.00...................        4.98            8.8          868,175
   $8.75 to $12.13                         12.04            9.7          530,300
                                                                       ---------
                                                                       2,219,587
                                                                       =========

   All options exercisable at December 31, 2000 are categorized by the ranges shown in the table below:

                                                      Weighted Average
                                     Weighted Average    Remaining
                                      Exercise Price  Contractual Life Number of
   Range                                Per Share         in Years      Shares
   -----                             ---------------- ---------------- ---------
   $.88 to $1.75....................      $ 1.14            8.4          309,304
   $2.50 to $7.00...................        5.19            8.4          374,429
   $8.75 to $12.13..................       11.38            6.0              180
                                                                       ---------
                                                                         683,913
                                                                       =========

Note I--Income Taxes

   During 2000, the Company determined that carrying value of deferred tax assets may not be realized and accordingly increased the valuation allowance at December 31, 2000 to fully reserve the asset.

   At December 31, 2000 and December 31, 1999, the Company has net deferred tax assets as follows:

                                                            December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
   Accounts receivable reserve........................ $    52,000  $   201,000
   Inventory costs....................................     926,000      204,000
   Reserve on other assets............................     102,000      102,000
   Deferred revenue...................................     148,000      196,000
   Accrued expenses...................................      17,000      543,000
   General business tax credits.......................     622,000      523,000
   Domestic operating loss carryover..................   4,819,600    3,204,000
   Foreign operating loss carryover...................   2,491,000    1,820,000
                                                       -----------  -----------
     Total deferred tax assets........................   9,177,600    6,793,000
   Valuation allowance................................  (9,177,600)  (4,599,000)
                                                       -----------  -----------
   Net deferred tax assets, noncurrent................ $       --   $ 2,194,000
                                                       ===========  ===========

   The domestic operating loss carryovers, amounting to approximately $15,400,000 expire at various dates through 2020 and the foreign operating loss carryovers amounting to approximately $5,300,000 can be carried forward indefinitely. The Company is subject to Internal Revenue Code provisions which limit the domestic net operating loss carryovers available annually. The general business tax credits expire at various dates through 2020.

                          STORAGE COMPUTER CORPORATION

   The United States, foreign, and state components of the tax provision (benefit) are as follows:

                                                   December 31,
                                       --------------------------------------
                                          2000         1999          1998
                                       -----------  -----------  ------------
   Current:
     United States.................... $       --   $  (199,868) $ (2,150,020)
     Foreign..........................       8,026          --            --
     State............................      26,826          --          5,000
                                       -----------  -----------  ------------
                                            34,852     (199,868)   (2,145,020)
                                       -----------  -----------  ------------
   Deferred:
     United States....................   1,781,331          --            --
     Foreign..........................         --           --            --
                                       -----------  -----------  ------------
                                         1,781,331          --            --
                                       -----------  -----------  ------------
   Provision (benefit) for income
    taxes............................. $ 1,816,183  $  (199,868) $ (2,145,020)
                                       ===========  ===========  ============

   At December 31, 2000, the Company's foreign entities have accumulated deficits. The Company intends its investments in these entities to be permanent.

   The following table reconciles the provision for taxes with the expected income tax obligation obtained by applying the United States federal statutory rate to pretax income.

                                          2000         1999          1998
                                       -----------  -----------  ------------
   Loss before income taxes........... $(8,159,913) $(4,776,195) $(13,035,512)
                                       -----------  -----------  ------------
   Expected benefit at statutory rate
    of 34%............................  (2,774,000)  (1,624,000)   (4,432,000)
   Adjustments due to:
     Difference between foreign rate
      and U.S. statutory rate.........      (6,122)         --        196,000
     State taxes, net of federal
      benefit.........................      17,705          --          5,000
     Increase in valuation reserve....   4,578,600    1,624,000     2,075,000
     Adjustment of prior year tax
      refunds.........................         --      (199,868)          --
     Other............................         --           --         10,980
                                       -----------  -----------  ------------
   Provision (benefit) for income
    taxes............................. $ 1,816,183  $  (199,868) $ (2,145,020)
                                       ===========  ===========  ============

   Of the above loss before income taxes, approximately ($8,300,000), ($4,200,000) and ($10,500,000) was due to domestic operations and the balance due through foreign operations in 2000, 1999 and 1998, respectively.

Note J--Legal Proceedings


   In December 2000, the Company's former Chief Financial Officer, who resigned in January 1999, filed an action against the Company and the Company's Chief Executive Officer, Theodore J. Goodlander, in the Superior Court of Hillsborough County, Southern District, New Hampshire, alleging that some severance benefit were due and claiming, among other things, that he was owed the right to acquire 18,750 shares of the Company's common stock at $2.50 per share via a fully vested and exercisable stock option and other rights to acquire 25,000 shares of the Company's common stock at $1.25 per share on similar terms and conditions.

                          STORAGE COMPUTER CORPORATION

Additionally, the plaintiff claims he should be compensated for the difference between the alleged exercise price and the highest stock trading value between the resignation date and the filing of this claim on December 29, 2000. We believe the claims are without merit, deny the allegations and further, we intend to vigorously defend this action. We are unable to predict any outcome but management does not believe that its involvement in final settlement of or litigation costs defending this claim will have any material effect on the Company's business, operating results or financial condition.

   During March 2001, the Company filed legal actions against Hitachi Data Systems Ltd. in the United Kingdom for infringement of one of the patents in its intellectual property rights portfolio. Additionally the Company filed action against XIOTech Corporation and its parent company, Seagate Technology Inc., in Federal District Court for the Northern District of Texas claiming that their products infringe one of the Company's patents. The Company's involvement in both of these proceedings can not possibly be predicted but the Company intends to vigorously pursue its claims against manufacturers whose products they believe infringe on its patents. The Company's failure to enforce our patent rights through this litigation could possibly have a material effect on the Company's business, operating results or financial condition.


   The Company is not involved presently in any other material legal proceedings as a result of its ordinary course of business that the Company believes would have a material effect upon its business, operating results or financial condition. However, the Company is involved in various other minor legal actions in the ordinary course of its business. While the Company currently believes that the amount of any ultimate potential loss or gain would not be material to the Company's financial position, the outcome of these actions is difficult to predict. In the event of such adverse outcome, the ultimate potential loss could have an adverse effect on the Company's financial position or reported results of operations in a particular quarter.

Note K-- Redeemable Convertible Preferred Stock

   The Company has authorized 1,000,000 shares of preferred stock, $.001 par value. During 2000 the Board of Directors authorized the designation and issuance of three series of convertible preferred stock as described below. Each issue ranks prior to other capital stock of the Company and pari passu with each other. The holders of preferred stock have no voting rights except as provided by the laws of the State of Delaware. Generally, as long as preferred shares are outstanding, the Company must obtain approval by vote or consent of the preferred shareholders to alter or change the rights, preferences or privileges of the preferred stock, to increase the authorized number of shares of each preferred stock class, or to create any new class or series of capital stock having a preference over the preferred stock.

Series A, B and C 8% Convertible Preferred Stock

   Series A was designated in April and amended in August of 2000 to consist of 90,000 shares with a stated value of $100 per share, Series B was designated in September 2000 to consist of 20,000 shares with the same stated value and Series C was designated in October 2000 to consist of 12,000 shares with a stated value of $1,000 per share. Dividends on Series A and B are cumulative from the date of issue and are payable semi-annually beginning on December 31, 2000 at the rate of 8% payable in cash or the issuance of common shares calculated using the applicable conversion price described below. Series C does not require the payment of dividends.

   In the event of any liquidation, dissolution or winding-up of the affairs of the Company, the holders of Series A and B will be entitled to a liquidation preference equal to 130% of the stated value of the shares then outstanding plus any accrued and unpaid dividends. The liquidation preference for Series C is the stated value of the shares then outstanding plus an amount equal to 8% per annum of such stated value from the issue date

                          STORAGE COMPUTER CORPORATION
to the event of the liquidation ("premium amount"). In the event of a reorganization, merger; sale, transfer or disposition of substantially all of the assets of the Company; or a change in more than 50% of the voting power of the Company, the holders will be entitled to the greater of the liquidation preference described above or consideration equivalent to that which would be received by a common shareholder for the shares into which the preferred shareholder could convert the then outstanding preferred shares.

   The Series A and B shares and any accrued and unpaid dividends may be converted into common stock of the Company at the option of the holder at any time after 120 days from issue at a conversion price of the lower of $8.66 for Series A and $13.41 for Series B or 82.5% of the market price or, if after 181 days from issue 78.5% of the market price or, if after 271 days from issue 75% of the market price or, if after 361 days from issue 65% of market price. The market price is the average of the three lowest closing prices during the last 30 trading days prior to the conversion. On the third anniversary date of issue, the company must convert any remaining outstanding shares plus accrued and unpaid dividends at the conversion price described above.

   The Series C shares and any premium amount may be converted into common stock of the Company at the option of the holder at any time at a conversion price of $13.25. Accordingly, the beneficial conversion feature was recorded at the date of issuance as a dividend. After July 31, 2001 the conversion price is the lower of $13.25 or the market price. The market price is the average of the five lowest closing prices during the last 20 trading days prior to the conversion. On the third anniversary date of issue, the company must convert any remaining outstanding shares at $13.25 per share plus any premium amount.

   If the Company dishonors or rejects any conversion notice or fails to comply with other contractual provisions, the holders may require mandatory redemption of the shares for cash at a price of 125% of the stated value plus accrued and unpaid dividends for Series A and B, and for Series C at a price of 120% of the stated value plus the premium amount.

   At any time prior to the third anniversary date of issue, the company has the option to redeem any outstanding preferred stock at 125% (120% for Series C prior to November 1, 2001) of the stated value plus accrued and unpaid dividends (or premium amount with respect to Series C) if the current market price is less than $8.66 per share for Series A, $13.41 per share for Series B and 13.25 per share for Series C.

   The terms of the Series A, B and C 8% Convertible Preferred Stock Designations, the Securities Purchase Agreements and related agreements contain registration rights, anti-dilution provisions, rights of first refusal with respect to future issues of similar securities and other protective covenants. The company has reserved 2,000,000 shares, 1,000,000 shares and 1,514,000 shares of common stock, respectively, for issuance upon conversion, payment of dividends and exercise of warrants issued with the Series A, B and C 8% Convertible Preferred Stock.

                          STORAGE COMPUTER CORPORATION

2000 Convertible Preferred Stock Transactions

   Convertible preferred stock transaction during the year ended December 31, 2000 are summarized as follows:

                          Warrants  Shares    Series A    Series B    Series C       Total
                          --------  -------  ----------  ----------  -----------  -----------
Proceeds from issuance
 of shares of 8%
 convertible preferred
 stock and warrants to
 purchase common stock:
  Issued in April and
   May 2000.............   294,000   60,000  $5,746,800                           $ 5,746,800
  Issued in August
   2000.................   132,000   20,000   1,852,500                             1,852,500
  Issued in September
   2000.................   196,000   20,000              $1,865,000                 1,865,000
  Issued in October
   2000.................   217,132   12,000                          $11,630,700   11,630,700
                          --------  -------  ----------  ----------  -----------  -----------
                           839,132  112,000   7,599,300   1,865,000   11,630,700   21,095,000
Allocation of fair value
 to warrants using the
 Black-Scholes option-
 pricing model..........                     (2,183,300) (1,342,000)  (2,006,000)  (5,531,300)
Beneficial conversion
 feature at commitment
 date charged to
 preferred stock
 (excludes $6,314,923
 applicable to Series C
 charged directly to
 accumulated deficit)...                     (5,416,000)   (523,000)         --    (5,939,000)
Amortization of
 beneficial conversion
 feature, warrants and
 other costs charged to
 accumulated deficit....                      3,420,833     500,000      131,961    4,052,794
Carrying value of
 preferred stock
 converted to common
 shares during the
 year...................            (36,000) (1,095,833)    (25,000)         --    (1,120,833)
                                    -------  ----------  ----------  -----------  -----------
Balance of convertible
 preferred stock
 outstanding at December
 31, 2000...............             76,000  $2,325,000  $  475,000  $ 9,756,661  $12,556,661
                                    =======  ==========  ==========  ===========  ===========
Warrants exercised
 during the year........  (132,000)
                          --------
Warrants outstanding at
 December 31, 2000......   707,132
                          ========

                          STORAGE COMPUTER CORPORATION

   The convertible preferred shares were issued in four placements to private investors including an officer of the company in transactions that were exempt under Section 4(2) of the Securities Act of 1933. The Company has registered for resale the common stock underlying the preferred shares, related dividends, premium amounts and warrants. In connection with these placements, the Company paid investment banking fees, legal and accounting fees, registration and other costs totaling $1,175,450 and issued 86,000 warrants to investment bankers to purchase common stock exercisable for three years at prices ranging from $8.66 to $21.71 per share. Warrants for 753,132 shares exercisable for three years were issued to the private investors at prices ranging from $8.66 to $21.71 per share. Warrant exercise prices approximated the market price of the Company's common stock on the commitment date of each transaction. Warrants for 132,000 shares were exercised in the year ended December 31, 2000.

Note L--Business Segment Information

   The Company's operations are conducted in one business segment: the design, manufacture and sale of high-performance scalable data storage. Operations by geographic area are summarized as follows:

                            United States   Europe   Eliminations  Consolidated
                            ------------- ---------- ------------  ------------
2000:
  Domestic sales...........  $ 3,607,464  $1,347,162 $        --   $ 4,954,626
  Export sales.............      992,678     119,789          --     1,112,467
  Export sales to
   affiliates..............      840,159         --      (401,625)     438,534
                             -----------  ---------- ------------  -----------
    Total revenue..........  $ 5,440,301  $1,466,951 $   (401,625) $ 6,505,627
                             -----------  ---------- ------------  -----------
  Long-lived assets........  $28,608,987  $  243,511 $ (4,149,715) $24,702,783
1999:
  Domestic sales...........  $ 4,541,522  $3,384,013 $        --   $ 7,925,535
  Export sales.............    2,460,664      63,281          --     2,523,945
  Export sales to
   affiliates..............    1,360,418         --    (1,284,240)      76,178
                             -----------  ---------- ------------  -----------
    Total revenue..........  $ 8,362,604  $3,447,294 $ (1,284,240) $10,525,658
                             -----------  ---------- ------------  -----------
  Long-lived assets........  $12,730,889  $  116,089 $(10,743,832) $ 2,103,146
1998:
  Domestic sales...........  $ 9,222,124  $2,704,186 $        --   $11,926,310
  Export sales.............    4,308,526     490,098          --     4,798,624
  Export sales to
   affiliates..............      909,402         706     (583,293)     326,815
                             -----------  ---------- ------------  -----------
    Total revenue..........  $14,440,052  $3,194,990 $   (583,293) $17,051,749
                             -----------  ---------- ------------  -----------
  Long-lived assets........  $13,920,700  $  244,768 $(10,702,727) $ 3,462,741

   Export sales from the United States are summarized as follows:

                                2000         1999        1998
                            ------------- ---------- ------------
Far East...................  $ 1,416,467  $2,331,076 $  3,810,000
Europe.....................      415,530   1,442,336    1,059,000
Other......................          840      47,670      349,000
                             -----------  ---------- ------------
                             $ 1,832,837  $3,821,082 $  5,218,000
                             -----------  ---------- ------------

   For the years ended December 31, 1999 and December 31, 1998 sales to one customer were in excess of 10% of revenues and amounted to $2,246,000 and $3,430,000, respectively.

                          STORAGE COMPUTER CORPORATION

Note M--Quarterly Financial Results (Unaudited)

   Summarized quarterly results of operations for the two years ended December 31, 2000 and 1999 are as follows:

                          First Quarter Second Quarter Third Quarter Fourth Quarter
                          ------------- -------------- ------------- --------------
Year ended December 31,
 2000
Revenues................   $2,094,998     $2,054,678    $1,037,920    $ 1,318,031
Gross margin............    1,192,116        996,677    (2,690,138)       481,657
Net loss................     (151,028)      (497,190)   (5,641,943)    (3,685,935)
Net loss applicable to
 common stockholders....     (151,028)    (1,118,540)   (6,633,784)   (12,957,182)
Basic and diluted loss
 per share applicable to
 common stockholders....         (.01)          (.09)         (.53)          (.87)
                          First Quarter Second Quarter Third Quarter Fourth Quarter
                          ------------- -------------- ------------- --------------
Year ended December 31,
 1999
Revenues................   $2,679,673     $3,057,350    $2,479,868    $ 2,308,767
Gross margin............    1,082,871      1,234,101     1,238,980        666,581
Net loss................   (1,973,333)      (885,393)     (591,093)    (1,126,508)
Basic and diluted loss
 per share..............         (.18)          (.08)         (.05)          (.09)

   The above includes the following unusual or infrequently occurring items in various quarters. Third quarter 2000 includes restructuring costs and an increase in inventory reserve of approximately $3,700,000. Fourth quarter 2000 includes a write off of approximately $2,194,000 deferred tax asset. The amounts for the last three quarters of 2000 differ from amounts previously reported due to recalculation of the beneficial conversion amount on the Company's preferred stock.


Note N--Valuation and Qualifying Accounts

   Changes in the accounts receivable reserve were as follows:

   Balance at January 1,1998.......................................... $    --
   Additions charged to costs and expenses............................  686,862
   Amounts used during year...........................................      --
                                                                       --------
   Balance at December 31, 1998.......................................  686,862
   Additions charged to costs and expenses............................  399,930
   Amounts used during year........................................... (479,193)
                                                                       --------
   Balance at December 31, 1999.......................................  607,599
   Recoveries credited to costs and expenses.......................... (119,626)
   Amounts used during year........................................... (315,736)
                                                                       --------
   Balance at December 31, 2000....................................... $172,237
                                                                       ========