Form 10-Q
period 2001-03-31
STORAGE COMPUTER CORP
filed 2001-05-08
CIK 933452

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q
                                   ---------



(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                               --------------

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 1-13616

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



                      11 RIVERSIDE DRIVE NASHUA, NH 03062
                      -----------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (603) 880-3005
                                --------------
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.


                                                OUTSTANDING AT
                        CLASS                   APRIL 30, 2001
                        -----                   ----------------

                     Common Stock.............    15,746,181


================================================================================

                              PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).                                          Page
            Consolidated Balance Sheets -- March 31, 2001                              3
            and December 31, 2000.


            Statements of Consolidated Operations - Three months                       4
            ended March 31, 2001 and 2000.


            Statements of Consolidated Cash Flows - Three months                       5
            ended March 31, 2001 and 2000.


            Notes to Consolidated Financial Statements - March 31, 2001.               6


Item 2.  Management's Discussion and Analysis of Financial Condition and               7
         Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                  15

                                  PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.                                                           16

Item 2.  Changes in Securities and Use of Proceeds.                                   16

Item 3.  Defaults Upon Senior Securities.                                             16

Item 4.  Other Information.                                                           16

Item 5.  Exhibits and Reports on Form 8-K.                                            16

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                         Storage Computer Corporation
                          Consolidated Balance Sheets

                                                  MARCH 31,    DECEMBER 31,
                                                    2001          2000
                                                ------------   ------------
                                                 (UNAUDITED)
                      ASSETS

Current assets:
 Cash and cash equivalents                      $ 12,238,133   $ 14,852,259
 Accounts receivable, net                          1,718,335        847,829
 Inventories                                       4,232,375      4,316,104
 Other current assets                                285,803        399,302
                                                ------------   ------------
  Total current assets                            18,474,646     20,415,494

Property and equipment, net                        1,041,915      1,141,299
Goodwill and other intangibles, net               22,604,498     23,317,443
Other assets                                         121,382        244,040
                                                ------------   ------------
   Total assets                                 $ 42,242,441   $ 45,118,276
                                                ============   ============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                               $  1,101,487   $    896,049
 Accrued expenses                                  1,878,005      2,436,291
 Deferred revenue                                    522,950        492,028
 Current maturities of long-term debt                267,364        263,863
                                                ------------   ------------
  Total current liabilities                        3,769,806      4,088,231

Long-term debt, less current maturities            1,420,575      1,489,299

Commitments and contingencies

Redeemable convertible preferred stock            12,812,938     12,556,661
Shareholders' equity:
 Preferred stock                                          --             --
 Common stock                                         15,714         15,042
 Additional paid-in capital                       59,054,999     57,792,635
 Accumulated deficit                             (34,831,591)   (30,823,592)
                                                ------------   ------------
  Total shareholders' equity                      24,239,122     26,984,085
                                                ------------   ------------
  Total liabilities and shareholders' equity    $ 42,242,441   $ 45,118,276
                                                ============   ============

                See Notes to Consolidated Financial Statements.

                         Storage Computer Corporation
               Statements of Consolidated Operations (Unaudited)


                                                     Three Months Ended
                                                    --------------------
                                                   MARCH 31,     MARCH 31,
                                                      2001          2000
                                                  -----------   -----------
Revenue                                           $ 2,059,362   $ 2,094,998
Product Cost                                        1,362,564       902,882
                                                  -----------   -----------
   Gross margin                                       696,798     1,192,116
                                                  -----------   -----------
Operating expenses:
   Research and development                         1,267,129       384,371
   Sales and marketing                                657,884       529,570
   General and administrative                         699,772       363,673
   Amortization of intangibles                        713,930            --
                                                  -----------   -----------
    Total operating expenses                        3,338,715     1,277,614
                                                  -----------   -----------
Operating loss                                     (2,641,917)      (85,498)
                                                  -----------   -----------
Other income (expense):
   Interest income (expense), net                     111,078      (168,920)
   Other income                                       115,310       103,390
                                                  -----------   -----------
    Total                                             226,388       (65,530)
                                                  -----------   -----------
Loss before income taxes                           (2,415,529)     (151,028)
                                                  -----------   -----------
Provision for income taxes:
  Current taxes                                         3,103            --
                                                  -----------   -----------
    Total                                               3,103            --
                                                  -----------   -----------
Net loss                                           (2,418,632)     (151,028)
Dividends on preferred stock including
 amortization of the beneficial conversion         (1,589,367)           --
 features                                         -----------   -----------

Net loss applicable to common shareholders        $(4,007,999)  $  (151,028)
                                                  ===========   ===========
Net loss applicable to common shareholders per
 basic and dilutive share                              $(0.26)       $(0.01)
                                                  ===========   ===========
Basic and dilutive shares                          15,427,876    11,589,176
                                                  ===========   ===========

                See Notes to Consolidated Financial Statements.

                         Storage Computer Corporation
               Statements of Consolidated Cash Flows (Unaudited)

                                                              Three Months Ended
                                                         ------------------------------
                                                          MARCH 31,          MARCH 31,
                                                            2001               2000
                                                        -----------          -----------
Cash flows from operating activities:
 Net loss                                               $(2,418,632)         $  (151,028)
 Reconciliation to operating cash flows:
  Depreciation and amortization of property
     and equipment                                          127,290              172,624
  Amortization of goodwill and other intangibles            713,930                   --
  Stock issued to 401(k) plan                                 6,561                9,717

 Changes in operating assets and liabilities:
  Accounts receivable                                      (870,506)            (423,804)
  Inventories                                               109,630              204,822
  Other assets                                              113,499              396,950
  Accounts payable and accrued expenses                    (404,260)            (301,327)
                                                        -----------          -----------
  Net cash used in operations                            (2,622,488)             (92,046)
                                                        -----------          -----------
Cash flows from investing activities:
 Capital expenditures                                       (27,911)                  --
 Other assets                                               122,658                   --
 CyberStorage acquisition costs                                (985)                  --
                                                        -----------          -----------
   Net cash provided by investing activities                 93,762                   --
                                                        -----------          -----------
Cash flows from financing activities:
 Net payments on credit line                                     --             (261,840)
 Reduction of long-term debt                                (65,223)                  --
 Net proceeds from issuance of common stock
    for stock options                                         5,724              711,338
                                                        -----------          -----------
Net cash provided by (used in) financing activities         (59,499)             449,498
                                                        -----------          -----------
Effect of exchange rate changes on cash                     (25,901)              23,415
                                                        -----------          -----------
Net increase (decrease) in cash and cash equivalents     (2,614,126)             380,867
Cash and cash equivalents-beginning of period            14,852,259            1,182,194
                                                        -----------          -----------

Cash and cash equivalents-end of period                  12,238,133            1,563,061
                                                        ===========          ===========
Supplemental cash flow information:
 Cash payments of interest                              $    38,538          $   157,469
 Cash payments of income taxes                                   --                   --

                See Notes to Consolidated Financial Statements.

                         Storage Computer Corporation
                  Notes to Consolidated Financial Statements
                                March 31, 2001

Note A - The Company and Basis of Presentation

Storage Computer Corporation ("Company", "we" and "us") and our subsidiaries are engaged in the development, manufacture, and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and those of our wholly-owned subsidiaries CyberStorage Systems Corporation, Storage Computer Europe GmbH, Vermont Research Products, Inc., Storage Computer UK, Ltd., and Storage Computer France S.A. All significant intercompany accounts and transactions have been eliminated in consolidation. We have a 20% investment in Storage Computer (Asia) Ltd. which is accounted for by the equity method.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, containing our financial statements for the fiscal year ended December 31, 2000. In our opinion, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present our consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain 2000 amounts have been reclassified to conform with the current period presentation.

Note B - Stockholders' Equity

A summary of changes in stockholders' equity in the quarters ended March 31, 2001 and 2000 follows:

                                                  Common Stock
                                             ---------------------
                                                                     Additional      Retained
                                                            Par       Paid-In        Earnings
                                               Shares      Value      Capital        (Deficit)
                                             -----------  --------  -----------     -----------
Balance--December 31, 1999                    11,434,880  $ 11,435  $13,968,263   $ (9,963,058)

Exercise of stock options                        405,880       406      710,932
Stock issued to 401 (k) plan                       2,355         2        9,715
Net loss                                                                              (151,028)
                                             -------------------------------------------------
Balance--March 31, 2000                       11,843,115  $ 11,843  $14,688,910   $(10,114,086)
                                             ===========  ========  ===========   ============

Balance--December 31, 2000                    15,041,882  $ 15,042  $57,792,635   $(30,823,592)

Exercise of stock options                          1,933         2        5,731
Stock issued to 401(k) plan                          986         1        6,560
Conversion of redeemable
 convertible preferred
 shares into common shares
 and related accrued dividends
 paid in common shares                           611,023       611    1,011,797
Amortization of beneficial
 conversion feature of
 preferred stock                                                                    (1,256,276)
Dividends on preferred stock                      58,077        58      238,276       (333,091)
Net loss                                                                            (2,418,632)
                                             -------------------------------------------------
Balance-March 31, 2001                        15,713,901  $ 15,714  $59,054,999   $(34,831,591)
                                             ===========  ========  ===========   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

Forward-looking Statements

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 CONTAINS CERTAIN SAFE HARBORS REGARDING FORWARD-LOOKING STATEMENTS. FROM TIME TO TIME, INFORMATION PROVIDED BY US OR STATEMENTS MADE BY OUR DIRECTORS, OFFICERS OR EMPLOYEES MAY CONTAIN "FORWARD-LOOKING" INFORMATION SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES. ANY STATEMENTS MADE HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING THE CHARACTERISTICS AND GROWTH OF OUR MARKETS AND CUSTOMERS, OUR OBJECTIVES AND PLANS FOR FUTURE OPERATIONS AND PRODUCTS AND OUR EXPECTED LIQUIDITY AND CAPITAL RESOURCES. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON A NUMBER OF ASSUMPTIONS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AND, ACCORDINGLY, ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT

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

INTRODUCTION

This discussion summarizes the significant factors affecting the liquidity, capital resources and result of all operations for the periods ended March 31, 2001 and 2000. The discussion should be read in connection with the Consolidated Financial Statements and other financial information included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Operations used $2,623,000 of cash during the first quarter of 2001 compared to $92,000 in the first quarter 2000.

The use of cash by operations in the first quarter 2001 resulted from the net loss for the quarter and net cash from changes in operating assets and liabilities, which were offset in part by non cash charges relating to depreciation and amortization of $841,000. The cash used by operations in the first quarter of 2000 resulted primarily from the net loss for the quarter and net cash use from changes in operating assets and liabilities offset in part by non cash changes relating to depreciation and amortization of $173,000.

Investing activities generated positive cash flow of $94,000 in the first quarter of 2001 from other assets partially offset by capital expenditures.

Financing activities used $59,000 of cash in the first quarter 2001; and generated $449,000 in the first quarter 2000. Cash flows in both quarters related primarily to borrowing activity and the proceeds of the sale of common stock through the exercise of options and warrants.

BORROWING ARRANGEMENTS

We currently have no outstanding bank loans, lines of credit, or credit facilities. We previously had a revolving credit facility that we terminated and repaid in August 2000.

WORKING CAPITAL

Our working capital at March 31, 2001 was $14,705,000 compared with $16,327,000 at December 31, 2000. In management's opinion, our current working capital position and cash from operations, will be sufficient to accommodate working capital requirements through the fiscal year ending December 31, 2001.

EQUITY FINANCING

During 2000, we successfully raised over $22 million from several investors through the sale of 112,000 shares of Series A, Series B and Series C Preferred Stock and related warrants. These sales to investors have significantly improved our cash liquidity and working capital position.


RESULTS OF OPERATIONS

Our operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors. During 2000 we undertook the following actions to facilitate our focus towards revenue growth: appointed a new President, a new Chief Financial Officer and a new Chief Operating Officer who is responsible for sales and marketing and, after the acquisition of CyberStorage Systems Corporation, commenced a restructuring, including the expansion of North America territories from three designated regions to five regions, the initiation of the plan to re-establish the re-seller sales channel, and consolidation of the European sales, marketing and service organizations; implemented strategic marketing programs and product development and repositioning. We believe these actions and the recruitment of sales and marketing management, and staff, which was substantially completed in the first quarter of 2001, will provide revenue growth that will enable us to return to profitability. Additional factors that may contribute to variability of operating results include: the pricing and mix of products offered by us; changes in pricing of our products and services due to competitive pressures; our ability to obtain sufficient supplies of sole or limited source components; the ability to manage future growth and expansion; the continual development of new products; the ability to successfully identify, target, acquire and integrate suitable acquisition candidates; and charges related to financing and acquisitions.


REVENUE

Revenue for the three-month period ended March 31, 2001 was $2,059,362 compared to revenue of $2,094,998 in the corresponding period of 2000. First quarter revenue was impacted by both lower international and domestic sales due to the factors described above. For the three-month period ended March 31, 2001, U.S. domestic product sales and international product sales were 73% and 27% respectively of total revenue. In the 2000 period such percentages were 54% and 46% respectively.

All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales which occur through our subsidiaries located in England, Germany and France are conducted in the local currency.

PRODUCT COST

Product cost for the three month periods ended March 31, 2001 and 2000 were $1,362,564 and $902,882, respectively, or 66% and 43% of revenue. The increase in product cost percentage between 2000 and 2001 of approximately 23% was the result of increased factory overheads, higher technical service expenditures on lower sales volume, lower revenue product mix and less orders for enterprise type storage software that have a lower product cost as compared to products which have a higher cost for component parts.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three month periods ended March 31, 2001 and 2000 were $1,267,129 and $384,371, respectively, or approximately 62% and 18% of revenue in each period. The $882,758 increase in expenditures between the three month periods ended March 31, 2000 and 2001 was a direct result of increased research and product development personnel and an increase in the utilization of independent software engineers for short term assignments.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three month periods ended March 31, 2001 and 2000 were $657,884 and $529,570, respectively, or 32% versus 25% of revenue in the prior period. The increase in expenses between the three month periods ended March 31, 2001 and the comparable period of 2000 of $128,314, was principally due to the increased head count in corporate marketing and field sales organizations.

GENERAL AND ADMINSTRATIVE EXPENSES

General and administrative expenses for the three month periods ended March 31, 2001 and 2000 were $699,772 and $363,673, respectively, or 34% and 17% of revenue. The increase in general and administrative expenses between the three month periods ended March 31, 2000 and 2001 of $336,099 resulted primarily from increases in personnel due to the CyberStorage acquisition.

INTEREST EXPENSE

The interest income (expense), net was $111,078 and $(168,920) for the three month periods ended March 31, 2001 and March 31, 2000, respectively. The change is directly related to reduced borrowing by us as compared to the previous year's similar period and the dramatic increase in cash and cash equivalents.

NET LOSS

We incurred a net loss for the three month period ended March 31, 2001 of $2,418,632 compared to $151,028 for the three month period ended March 31, 2000. The $2,267,604 increase in the net loss was directly attributable to our increased headcount in sales, marketing, and research and development personnel and costs relative to the lower revenues while we re-establish our sales channels. We also incurred non-cash charges for amortization of intangibles of $714,000 during the three months ended March 31, 2001, in connection with the acquisition of CyberStorage Systems Corporation in 2000. We are heavily committed in the near term to rebuilding our sales force and increasing our revenue base, which will require near term expenses for marketing costs. This will negatively affect our short term operating results.

FOREIGN CURRENCY TRANSACTIONS

We do not currently utilize any derivative products to hedge our minimal foreign currency risk. Our foreign subsidiaries' obligations to us are denominated in U.S. dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the U.S. dollar and its subsidiaries' functional currencies, currently German, British, and French. This exposure is limited to the period between the time of accrual of such liability to us in our subsidiaries' functional currency and the time of their payment to us in U.S. dollars.

Other than the intercompany balances noted above, we do not believe we have material unhedged monetary assets, liabilities or commitments that are denominated in a currency other than the operations' functional currencies. We expect such exposure to continue until our foreign subsidiaries reach a more mature level of operation. We currently have no plans to utilize any derivative products to hedge our foreign currency risk.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR STOCK PRICE IS VOLATILE

     Our stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

     - the announcement of new products, services or technological innovations by us or our competitors

     - quarterly variations in our operating results

     - changes in revenue or earnings estimates by the investment community

     - speculation in the press or investment community

     - failure to meet earning expectations


In addition, our stock price may be affected by general market conditions and domestic and international economic factors unrelated to our performance. Further, until recently, our common stock was thinly traded. Because of these factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY

We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Therefore, there can be no assurance that we will be able to adequately protect our proprietary technology against unauthorized third-party copying or use, which could adversely affect our competitive position. Further, there can be no assurance that we will be able to obtain licenses to any technology that it may require to conduct its business or that, if obtainable, such technology can be licensed at a reasonable cost.

We are aggressively pursuing the enforcement of our intellectual property rights after an extensive patent review conducted in 1999. During the first quarter in 2000, we retained a major law firm to enforce these rights against infringing parties, which we believe to be extensive. During the first quarter in 2001, we filed lawsuits against Hitachi Data Systems Ltd. in the United Kingdom and Seagate Technologies, Inc. in Federal District Court in Texas, regarding their alleged infringement of our patents. Despite our efforts and those of our legal representatives, there can be no assurance or predictability as to any amount of recovery or the length of time it will take us to recover any royalties or license fees which may be recoverable. Despite our efforts to protect our intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

DEVELOPMENT OF NEW PRODUCTS AND SOLUTIONS

We must make continuous investment in research and development to maintain our ongoing effort to continually improve our products and provide innovative solutions to our customers. The development of software products is a difficult and costly process and subject to many other products' requirements. Our inability to timely deliver new products in the past has had an adverse effect on our operating and financial results. There can be no assurance that we will be able to effectively develop new products in the future.

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

Competitive pricing pressures exist in the computer storage and server markets and have had and may in the future have an adverse effect on our revenues and earnings. There also has been and may continue to be a willingness on the part of certain competitors to reduce prices in order to preserve or gain market share, which we cannot foresee. We currently believe that pricing pressures are likely to continue. The relative and varying rates of product price and component cost declines could have an adverse effect on our earnings.

RAPID TECHNOLOGICAL CHANGES

The computer industry is changing both dramatically and rapidly. The development of "open systems computing", the introduction of the Internet, new fibre technologies (SAN), network attached storage (NAS) and the increasing storage density in disk drive technologies, have caused an increase in new product development and shorter time to bring the new products to market. While we believe that our Virtual Storage Architecture and StorageSuite products are advanced when compared to competitive products, and compliment many other products utilized in total customer solutions, there can be no assurance that this will continue in the future. The failure to remain consistently ahead of competitive technologies would have a negative impact on our operating results and financial condition.

BUSINESS ALLIANCES

Many companies have formed business alliances with their competitors, to be able to provide totally integrated storage solutions to their customers. One result of these alliances is to effectively preclude competitive products from being offered to their customers. Many of the relationships are exclusive and our failure to develop similar relationships will effectively reduce the number of qualified sales opportunities we will have for our products in the future. We believe that we address this issue by our return to the reseller channel sales model and having the integrator/solution providers/value added-resellers perform the solution selling required. Our failure to open these sales channels will have a negative effect on our operating results and financial condition.

OPERATIONS

Our products operate near the limits of electronic and physical performance, and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur by us or our suppliers, we could experience a rate of failure in our products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in our future growth. We frequently revise and update manufacturing and test processes to address engineering and component changes to our products and evaluate the reallocation of manufacturing resources among our facilities. There can be no assurance that our efforts to monitor, develop and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

Additionally, most companies in the high technology arena are under pressure to be able to acquire and retain the services of talented individuals. At present, there is a shortage in the number of qualified employees who are available, creating a lucrative job market for qualified and talented high tech employees. We have had a decline in revenue in each of the three previous years and comparable reduction in our work force. While we believe that we have the required core personnel to effectively manage and grow, there can be no assurance that key employees will not leave our employment in the future. The failure to maintain key employees could adversely affect our operating and financial results in the future.

LIQUIDITY AND WORKING CAPITAL

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. Given the recent volatility in the securities markets and, in particular, the securities of technology companies, there can be no assurances that additional investors' capital will be available to us and that we will receive additional equity financing. Our failure to maintain adequate liquidity and working capital could have a material adverse impact on us.

FAILURE OF SUPPLIERS TO PROVIDE QUALITY PRODUCTS

We purchase several sophisticated components and products from one or a limited number of qualified suppliers. These components and products include disk drives, high density memory components and power supplies. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet their quality and delivery requirements. If any of our suppliers were to fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations or financial condition. Additionally, we periodically transition our product line to incorporate new technologies. The importance of transitioning our customers smoothly to new technologies, along with our historically uneven pattern of quarterly sales, intensifies the risk that a supplier who fails to meet its delivery or quality requirements will have an adverse impact on our revenues and earnings.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments relates primarily in fluctuations in the prime rate of interest to be charged to us under the terms of a promissory note to one of our senior executive officers. We do not use derivative products or have any material unhedged monetary assets, except for the inter-company balances outstanding, which are detailed above in Item 2 "Foreign Currency Transactions."

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

During March 2001 we filed legal actions against Hitachi Data Systems Ltd. in the United Kingdom for infringement of one of the patents in our intellectual property rights portfolio. Additionally, we filed an action against XIOTech Corporation and its parent company, Seagate Technology Inc., in the Federal District Court for the Northern District of Texas claiming that one of their products infringe one of our patents. Our involvement in both of these proceedings can not possibly be predicted as to any recovery or length of time required to recover our damages, but we intend to vigorously pursue our claims against manufacturers whose products we believe infringe on our patents.

We are involved in several other minor legal claims in our ordinary course of business. While we believe that our involvement in these claims will have no material effect our operations or financial condition, we cannot predict what our continuing involvement in, any judicial decision rendered, or the resolution of the set of claims will have upon our business, operating results, or financial condition.

Item 2.  Changes in Securities and Use of Proceeds.
During the quarter ended March 31, 2001, Series A Preferred Stockholders converted 15,000 shares of Series A Preferred stock and accrued dividends into 375,717 shares of our common stock and Series B Preferred Stockholders converted 10,000 shares of Series B Preferred stock and accrued dividends into 235,306 shares of our common stock. No cash was received as a result of these conversions.

Item 3.  Defaults Upon Senior Securities.
There has not been any material default in the payment of principal, interest, or any other material default not cured within 30 days with respect to any of our indebtedness and our subsidiaries during the three month period ended March 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders during the three month period ended March 31, 2001.

Item 5.  Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

 A.  Exhibits
     None

 B.  Reports on Form 8-K
     None

                                   SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          STORAGE COMPUTER CORPORATION
                          ----------------------------
                          Registrant



                             /s/ PETER N. HOOD
                             ----------------------------------
                             Peter N. Hood
                             Chief Financial Officer



Date: May 3, 2001