Form 10-Q
period 2001-06-30
STORAGE COMPUTER CORP
filed 2001-08-14
CIK 933452

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                   ---------
                                  (MARK ONE)

        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                 --------------------------------------------


       [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 1-13616


                         STORAGE COMPUTER CORPORATION
                         ----------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                               02-0450593
               -------------------------------------------------
        (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)


                      11 RIVERSIDE STREET NASHUA, NH 03062
                      ------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


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

Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                                                  OUTSTANDING AT
                     CLASS                        JULY 31, 2001
                     -----                        -------------

                  Common Stock.                   15,784,479

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).                                   Page
              Consolidated Balance Sheets - June 30, 2001                      3
              and December 31, 2000.

              Statements of Consolidated Operations - Three and six months     4
              ended June 30, 2001 and 2000.

              Statements of Consolidated Cash Flows - Six months               5
              ended June 30, 2001 and 2000.

              Notes to Consolidated Financial Statements - June 30, 2001       6

Item 2.    Management's Discussion and Analysis of Financial Condition and     7
           Results of Operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.        15

           PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings.                                                 16

Item 2.    Changes in Securities and Use of Proceeds.                         16

Item 3.    Defaults Upon Senior Securities.                                   16

Item 4.    Submission of Matters to a Vote of  Security Holders.              16

Item 5.    Other Information.                                                 16

Item 6.    Exhibits and Reports on Form 8-K.                                  16


                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Storage Computer Corporation
                          Consolidated Balance Sheets

                                                 June 30,     December 31,
                                                   2001          2000
                                               -----------    ------------

                                               (UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents                      $ 7,965,305    $14,852,259
Accounts receivable, net                           701,374        847,829
Inventories                                      4,549,056      4,316,104
Other current assets                               395,744        399,302
                                               -----------    -----------

 Total current assets                           13,611,479     20,415,494

Property and equipment, net                        994,286      1,141,299
Goodwill and other intangibles, net             21,662,685     23,317,443
Other assets                                       117,770        244,040
                                               -----------    -----------

 Total assets                                  $36,386,220    $45,118,276
                                               ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                               $  1,179,947   $    896,049
Accrued expenses                                  1,938,861      2,436,291
Deferred revenue and customer deposits              996,976        492,028
Current maturities of long-term debt                267,364        263,863
                                               ------------   ------------

 Total current liabilities                        4,383,148      4,088,231
                                               ------------   ------------

Long-term debt, less current maturities           1,366,571      1,489,299
                                               ------------   ------------

Commitments and contingencies
Redeemable convertible preferred stock           12,152,548     12,556,661
                                               ------------   ------------
Shareholders' equity:
Preferred stock                                           -              -
Common stock                                         15,778         15,042
Additional paid-in capital                       58,122,062     57,792,635
Accumulated deficit                             (39,653,887)   (30,823,592)
                                               ------------   ------------

 Total shareholders' equity                      18,483,953     26,984,085
                                               ------------   ------------

 Total liabilities and shareholders' equity    $ 36,386,220   $ 45,118,276
                                               ============   ============

                See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
               Statements of Consolidated Operations (Unaudited)

                                       Three Months Ended        Six Months Ended
                                     -----------------------   -----------------------
                                      June 30,     June 30,      June 30,     June 30,
                                        2001         2000          2001         2000
                                    -----------   ----------   -----------   ----------

Revenue                             $   950,913   $2,054,678   $ 3,010,275   $4,149,676
Product Cost                            973,956    1,058,001     2,336,520    1,960,883
                                    -----------   ----------   -----------   ----------

  Gross margin                          (23,043)     996,677       673,755    2,188,793
                                    -----------   ----------   -----------   ----------

Operating expenses:
  Research and development              781,000      283,494     2,378,129      667,865
  Selling and marketing               1,154,696      477,074     1,812,580    1,006,644
  General and administrative          1,416,915      625,114     1,786,687      988,787
  Amortization of intangibles           701,938            -     1,415,868            -
                                    -----------   ----------   -----------   ----------

   Total operating expenses           4,054,549    1,385,682     7,393,264    2,663,296
                                    -----------   ----------   -----------   ----------

Operating loss                       (4,077,592)    (389,005)   (6,719,509)    (474,503)
                                    -----------   ----------   -----------   ----------

Other income (expense):
  Interest income (expense), net         77,590     (125,769)      188,668     (294,689)
  Other income (expense)                (12,330)      17,584       102,980      120,974
                                    -----------   ----------   -----------   ----------

   Total                                 65,260     (108,185)      291,648     (173,715)
                                    -----------   ----------   -----------   ----------

Loss before income taxes             (4,012,332)    (497,190)   (6,427,861)    (648,218)
Provision (credit) for
 income taxes                           ( 1,889)           -         1,214            -
                                    -----------   ----------   -----------   ----------

Net loss                             (4,010,443)    (497,190)   (6,429,075)    (648,218)

Dividends on preferred
stock including
amortization of the
beneficial conversion
features                               (811,853)    (621,350)   (2,401,220)    (621,350)
                                    ===========   ==========   ===========   ==========

Loss applicable to
common stockholders                 $(4,822,296) $(1,118,540) $( 8,830,295) $(1,269,568)
                                    ===========   ==========   ===========   ==========

Loss applicable to common
stockholders per basic
and dilutive share                        $(.31)       $(.09)        $(.57)       $(.10)
                                    ===========   ==========   ===========   ==========


Basic and dilutive shares            15,777,717   11,837,807    15,593,664   11,837,807
                                    ===========   ==========   ===========   ==========



                See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
               Statements of Consolidated Cash Flows (Unaudited)

                                                                Six Months Ended
                                                             ----------------------
                                                             June 30,      June 30,
                                                              2001           2000
                                                              ----           ----
Cash flows from operating activities:
 Net loss                                                 $(6,429,075)  $  (648,218)
 Reconciliation to operating cash flows:
  Depreciation and amortization of property
     and equipment                                            256,804       319,694
  Amortization of goodwill and other intangibles            1,415,868            --
  Stock issued to 401(k) plan                                  20,958        20,500

 Changes in operating assets and liabilities:
  Accounts receivable                                         146,455      (198,450)
  Inventories                                                (191,664)      484,909
  Other current assets                                          3,558       282,172
  Accounts payable and accrued expenses                       (82,873)     (326,776)
                                                          -----------   -----------

  Net cash used in operations                              (4,859,969)      (66,169)
                                                          -----------   -----------

Cash flows from investing activities:
 Capital expenditures                                        (109,797)      (17,065)
 Other assets                                                 126,270        (9,385)
 CyberStorage acquisition cost adjustments                    238,890            --
                                                          -----------   -----------

   Net cash provided by (used in) investing activities        255,363       (26,450)
                                                          -----------   -----------

Cash flows from financing activities:
 Net payments on credit line                                       --    (6,593,770)
 Reduction of long-term debt                                 (119,227)           --
 Net proceeds from issuance of common stock
    for stock options and warrants                              8,715       919,223
Issuance (redemption) of preferred stock                   (2,130,548)    5,683,809
                                                          -----------   -----------

Net cash provided by (used in) financing activities        (2,241,060)        9,262
                                                          -----------   -----------

Effect of exchange rate changes on cash                       (41,288)      (21,915)
                                                          -----------   -----------


Net decrease in cash and cash equivalents                  (6,886,954)     (105,272)
Cash and cash equivalents-beginning of period              14,852,259     1,182,194
                                                          -----------   -----------

Cash and cash equivalents-end of period                   $ 7,965,305   $ 1,076,922
                                                          ===========   ===========

Supplemental cash flow information:
 Cash payments of interest                                $    75,444   $   129,933
 Cash payments of income taxes                            $     1,214            --
Noncash financing activities:
 Preferred stock dividends paid in common stock           $    333,081           --

                See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                   Notes to Consolidated Financial Statements
                                 June 30, 2001

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, containing our financial statements for the fiscal year ended December 31, 2000. In our opinion, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present our consolidated financial position, results of operations and cash flows. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

During the fourth quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-27 "Application of EITF issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to certain Convertible Instruments". EITF No. 00-27 requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company, during fiscal year 2000. This accounting change requires the value of the warrants issued with the preferred stock to be included in the calculating the beneficial conversion value. This resulted in a cumulative charge of $809,364 to loss applicable to common stockholders in the fourth quarter of 2000 reported in our Annual Report Form 10-K for 2000. In addition, the quarterly results of operations for the second and third quarters of 2000 were restated in Note M of our Annual Report Form 10-K from the amounts previously reported in our quarterly reports Forms 10-Q for the quarters ended June 30, 2000 and September 30, 2000. The loss applicable to common stockholders for the quarter ended June 30, 2000 has been restated in this Form 10-Q to properly reflect the results for the three and six months ended June 30, 2000 in accordance with EITF 98-5.

Certain 2000 amounts have been reclassified to conform with the current period presentation.

Note B - Stockholders' Equity

A summary of changes in stockholders' equity in the six months ended June 30, 2001 and 2000 follows:

                                        Common Stock
                                        -------------        Additional
                                                   Par        Paid-In      Retained
                                    Shares        Value       Capital      Deficit
                                 -------------  ----------  -----------  -------------

Balance--December 31, 1999         11,434,880     $ 11,435  $13,968,263  $ (9,963,058)

Exercise of stock options             571,630          572      852,460
Stock issued to 401 (k) plan            3,248            3                     20,497
Net loss                             (618,218)
                                   ----------     --------  -----------  ------------
Balance--June 30, 2000             12,009,758     $ 12,010  $14,841,220  $(10,611,276)
                                   ==========     ========  ===========  ============

Balance--December 31, 2000         15,041,882     $ 15,042  $57,792,635  $(30,823,592)

Exercise of stock options               3,433            4        8,709
Stock issued to 401(k) plan             3,069            3       20,955
Conversion of redeemable
 convertible preferred
 shares into common shares
 and related accrued dividends
 paid in common shares                671,256          671       61,487
Amortization of beneficial
  conversion feature of
  preferred stock                                                          (1,770,886)
Dividends on preferred stock           58,077           58      238,276      (630,334)
Net loss                                                                   (6,429,075)
                                   ----------     --------  -----------  ------------
Balance-June 30, 2001              15,777,717      $15,778  $58,122,062  $(39,653,887)
                                   ==========     ========  ===========  ============

Note C - Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142, SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $17,223,635 and other intangible assets is $4,439,050. Amortization expense during the six-month period ended June 30, 2001 was $1,415,868. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

INTRODUCTION

This discussion summarizes the significant factors affecting the liquidity, capital resources and result of all operations for the periods ended June 30, 2001 and 2000. The discussion should be read in connection with the Consolidated Financial Statements and other financial information included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Operations used $4,860,000 of cash during the first six months of 2001 compared to $66,000 in the first six months of 2000.

The use of cash by operations in the first six months of 2001 resulted from the net loss for that period and net cash used for changes in operating assets and liabilities partially offset by a $540,000 customer order deposit, which were offset in part by non cash charges relating to depreciation and amortization of $1,673,000. The cash used by operations in the first six months of 2000 resulted primarily from the net loss for that period and net cash provided by changes in operating assets and liabilities, which were offset in part by non cash charges relating to depreciation and amortization of $320,000.

Investing activities generated positive cash flow of $255,000 in the first six months of 2001 from other assets partially offset by capital expenditures. Investing activities used cash flow in the first six months of 2000 primarily for capital expenditures.

Financing activities used $2,241,000 of cash in the first six months of 2001 primarily for the redemption of Series A and B preferred stock for $2,131,000 in May. During the first six months of 2000, our bank credit facility was virtually paid off with the proceeds of the sale of Series A preferred stock and through the exercise of options and warrants.

BORROWING ARRANGEMENTS

We currently have no outstanding bank loans, lines of credit, or credit facilities. We previously had a revolving credit facility that we repaid and terminated in August 2000.

WORKING CAPITAL

Our working capital at June 30, 2001 was $9,228,000 compared with $16,327,000 at December 31, 2000. In management's opinion, our current working capital position and cash from operations, will be sufficient to accommodate working capital requirements through the fiscal year ending December 31, 2001.

EQUITY FINANCING

During 2000, we successfully raised over $22 million from several investors through the sale of 112,000 shares of Series A, Series B and Series C Preferred Stock and related warrants. These sales to investors have significantly improved our cash liquidity and working capital position.

RESULTS OF OPERATIONS

Our operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors. During 2000 we undertook the following actions to facilitate our focus towards revenue growth: appointed a new President, a new Chief Financial Officer and a new Chief Operating Officer who is responsible for sales and marketing and, after the acquisition of CyberStorage Systems Corporation, commenced a restructuring, including the expansion of North America territories from three designated regions to seven regions, the initiation of the plan to re-establish the re-seller sales channel, and consolidation of the European sales, marketing and service organizations; implemented strategic marketing programs and product development and repositioning. We believe these actions and the recruitment of sales and marketing management, and staff, which was substantially completed in June of 2001, will provide revenue growth that will enable us to return to profitability. Currently, we are experiencing an extended cycle for receipt of new orders due to the introduction of our new sales and marketing management and staff persons, the marketing and training cycles related to the new sales staff and the introduction of new products and the current economic climate for the storage sector.

Additional factors that may contribute to variability of operating results include: trends in national and world-wide economic growth or recession; the pricing and mix of products offered by us; changes in pricing of our products and services due to competitive pressures; our ability to obtain sufficient supplies of sole or limited source components; the ability to manage future growth and expansion; the continual development of new products; the ability to successfully identify, target, acquire and integrate suitable acquisitions.

REVENUE

Revenue for the three month period and six month periods ended June 30, 2001 were $951,000 and $3,010,000 compared to $2,055,000 and $4,150,000 for the respective periods in 2000. Revenue growth for both international and domestic products continue to be impacted by the factors described above. For the three month period ended June 30, 2001, U.S. domestic product sales and international product sales were 73% and 27%, respectively, of total revenue compared to 67% and 37% for the same period in 2000. For the six month period ended June 30, 2001, U.S. domestic product sales and international product sales were 69% and 31%, respectively, of total revenue compared to 49% and 51% for the same period in 2000.

All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales which occur through our subsidiaries located in England, Germany and France are conducted in the local currency.

PRODUCT COST

The increase in product cost percentage between 2000 and 2001 of approximately 23% experienced in the first quarter continued to increase to 31% for the year to date and 99% for the three months ended June 30, 2001. This was the result of increased factory costs of enhanced quality assurance programs and higher technical service expenditures both of which have been implemented in anticipation of our planned growth in sales but are incurred currently on lower sales volumes and lower margin product mix.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three month periods ended June 30, 2001 and 2000 were $781,000 and $283,000, respectively, and $2,378,000 and
$668,000, respectively, for the six month periods ended June 30, 2001 and 2000. The $883,000 increase in expenditures between the three month periods ended March 31, 2000 and 2001 was reduced to an increase of $498,000 for the three month periods ended June 30, 2001 and 2000. This is a direct result of increased research and product development personnel who have permanently joined our staff and a reduction in the utilization of independent software engineers for short term assignments.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three month periods and the six month periods ended June 30, 2001 and 2000 continue to reflect the increased head count in corporate marketing and field sales organizations and in the three months ended June 30, 2001 costs associated with greater trade show activity of $170,000 and marketing materials and web site development costs of $80,000.

GENERAL AND ADMINSTRATIVE EXPENSES

General and administrative expenses for the three month periods and the six month periods ended June 30, 2001 and 2000, respectively, reflect the higher level of personnel due to the CyberStorage acquisition. In the three months ended June 30, 2001 costs were incurred by U.K. attorneys and by expert witnesses aggregating $280,000 in connection with our intellectual properties litigation.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles relates to the amortization of goodwill and other intangibles acquired in the CyberStorage acquisition over periods of five to ten years.

INTEREST EXPENSE

The interest income (expense) for the three month periods and the six month periods ended June 30, 2001, respectively, reflect the elimination of bank borrowing by us as compared to the same periods in the prior year and the dramatic increase in cash and cash equivalents.

NET LOSS

We incurred a net loss for the three month period ended June 30, 2001 of $4,010,000 compared to $497,000 for the three month period ended June 30, 2000. The increase in net loss of $3,513,000 compared to the increase in net loss for the first quarter of $2,268,000 is primarily attributable to the lower sales volume and related effect on gross margin, the changes in operating expenses described above and the non-cash charges for amortization of intangibles of $714,000 during the three months ended June 30, 2001, in connection with the acquisition of CyberStorage Systems Corporation in 2000.

We are heavily committed in the near term to rebuilding our sales force and increasing our revenue base, which will also require near term expenses for marketing and new product development. This will negatively affect our short term operating results.

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


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142, SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $17,223,635 and other intangible assets is $4,439,050. Amortization expense during the six-month period ended June 30, 2001 was $1,415,868. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

RAPID TECHNOLOGICAL CHANGES

The computer industry is changing both dramatically and rapidly. The development of "open systems computing", the introduction of the Internet, new fibre technologies (SAN), network attached storage (NAS) and the increasing storage density in disk drive technologies, have caused an increase in new product development and shorter time to bring the new products to market. While we believe that our Virtual Storage Architecture and StorageSuite products are advanced when compared to competitive products, and complement many other products utilized in total customer solutions, there can be no assurance that this will continue in the future. The failure to remain consistently ahead of competitive technologies would have a negative impact on our operating results and financial condition.

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

Item 2. Changes in Securities and Use of Proceeds. During the quarter ended June 30, 2001, Series B Preferred Stockholders converted 2,000 shares of Series B Preferred stock and accrued dividends into 60,233 shares of our common stock. No cash was received as a result of these conversions. Also, during this quarter we redeemed 7,000 shares of Series A Preferred Stock and 10,000 shares of Series B Preferred Stock, together with accrued dividends, for $2,171,844.

Item 3. Defaults Upon Senior Securities. There has not been any material default in the payment of principal, interest, or any other material default not cured within 30 days with respect to any of our indebtedness and our subsidiaries during the six month period ended June 30, 2001.

Item 4. Submission of Matters to a Vote of Security Holders. At our Annual Meeting of Stockholders held on May 18, 2001 the following matters were voted:

The following individuals were elected to the Board of Directors:

                                   Votes For      Votes Withheld
                                   ---------      --------------
Theodore J. Goodlander             9,677,237           53,855
Edward A. Gardner                  9,677,309           53,783
Steven S. Chen                     9,677,309           53,783
Roger E. Gauld                     9,677,309           53,783
John Thonet                        9,677,309           53,783

The vote to ratify the action of the Board of Directors in appointing BDO Seidman, LLP as the Company's auditors for the year ending December 31, 2001 was:

          Votes For               Votes Against   Votes Withheld
          ---------               -------------   --------------
          9,709,286                    7,844           13,962

The vote to approve the issuance of shares of the Company's Common Stock upon conversion of the Company's Series B 8% Convertible Preferred Stock was:

          Votes For               Votes Against   Votes Withheld
          ---------               -------------   --------------
          9,582,863                  131,191           17,038

The vote to approve the issuance of shares of the Company's Common Stock upon conversion of the Company's Series C 8% Convertible Preferred Stock was:

          Votes For               Votes Against   Votes Withheld
          ---------               -------------   --------------
          9,572,003                  141,601           17,488

The vote to approve the issuance of shares of the Company's Common Stock upon conversion of the Company's Series D 8% Convertible Preferred Stock was:

          Votes For               Votes Against   Votes Withheld
          ---------               -------------   --------------
          9,573,148                  140,093           17,851

The vote to amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock of the Company from 25,000,000 to 50,000,000 shares was:

          Votes For               Votes Against   Votes Withheld
          ---------               -------------   --------------
          9,615,241                   99,143           16,708

Item 5.  Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

  A.    Exhibits -None

  B.    Reports on Form 8-K - None

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


                          STORAGE COMPUTER CORPORATION
                          ----------------------------
                                   Registrant

                          /s/ PETER N. HOOD
                          -----------------

                          Peter N. Hood
                          Chief Financial Officer

Date: August 14, 2001