Form 10-Q/A
period 2000-06-30
STORAGE COMPUTER CORP
filed 2001-09-20
CIK 933452

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                 FORM 10-Q / A

      (Mark One)

|X| Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

|_| Transition Report Under Section 13 or 15 (d) of the Exchange Act

           For the transition period from ____________ to ____________

                         Commission file number 1-13616

                          STORAGE COMPUTER CORPORATION

               (Exact name of issuer as specified in its charter)

                        Delaware               02-0450593
                     (State or other        (I.R.S. Employer
                      jurisdiction
                   of incorporation or       Identification
                      organization)               No.)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock outstanding as of the close of business on August 10, 2000 was 12,034,212.

The undersigned Registrant hereby amends Item 1. Financial Statements of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 to revise the amounts previously reported to reflect the recalculation of the beneficial conversion amount on the Company's redeemable convertible preferred stock and presentation of the redeemable convertible preferred stock in the financial statements.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

      Consolidated Financial Position June 30, 2000 and December 31, 1999

      Statement of Consolidated Operations Three and Six Months Ended June 30, 2000 and 1999

      Statement of Consolidated Cash Flows Six Months Ended June 30, 2000 and
      1999

      Notes to Consolidated Financial Statements June 30, 2000

Item 2. Management's Discussion and Analysis

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Default Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

--------------------------------------------------------------------------------

                                      INDEX

                                                                       Page
                                                                      ------
         PART I. FINANCIAL INFORMATION
         Item 1. Financial Statements (Unaudited)
         Consolidated Financial Position -June 30, 2000 and              3
         December 31, 1999
         Statement of Consolidated Operations -Three and six             4
         months ended June 30, 2000 and 1999
         Statement of Consolidated Cash Flows -Six months ended          5
         June 30, 2000 and 1999
         Notes to Consolidated Financial Statements                      6
         Item 2. Management's Discussion and Analysis of                 7
         Financial Condition and Results of Operations
         Item 3. Quantitative and Qualitative Disclosures About         12
         market Risk
         PART II. OTHER INFORMATION
         Item 1. Legal Proceedings                                      13
         Item 2. Changes in Securities and Use of Proceeds              13
         Item 3. Default Upon Senior Securities                         13
         Item 4. Submission of Matters to a Vote of Security            13
         Holders
         Item 5. Other Information                                      14
         Item 6. Exhibits and Reports on Form 8-K                       14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          Storage Computer Corporation
                   Consolidated Financial Position (Unaudited)

                                              June 30, 2000    December 31, 1999
                                              -------------    -----------------
           Assets
   Current assets:
      Cash and cash equivalents                $  1,076,922      $  1,182,194
      Accounts receivable, net                      949,527           751,077
      Income tax refund receivable                       --                --
      Inventories                                 6,332,483         6,795,477
      Other current assets                          570,602           852,774
                                               ------------      ------------
         Total current assets                     8,929,534         9,581,522
   Property and equipment, net                    1,540,104         1,842,733
   Deferred tax asset                             2,194,000         2,194,000
   Other assets                                     619,798           610,413
                                               ------------      ------------
                                               $ 13,283,436      $ 14,228,668
                                               ============      ============
           Liabilities and Stockholders'
           Equity
   Current liabilities:
      Notes payable to bank                    $     46,675      $  6,640,445
      Accounts payable                              410,853           257,440
      Accrued expenses                            1,658,055         2,138,244
                                               ------------      ------------
            Total current                         2,115,583         9,036,129
            liabilities
   Long-term debt                                   925,899         1,175,899
                                               ------------      ------------
         Total liabilities                        3,041,482        10,212,028
                                               ------------      ------------

   Redeemable convertible preferred stock         2,404,981                --
                                               ------------      ------------
   Stockholders' equity:
      Common stock                                   12,010            11,435
      Additional paid-in capital                 19,057,589        13,968,263
      Deficit                                   (11,232,626)       (9,963,058)
                                               ------------      ------------
            Total stockholders'                   7,836,973         4,016,640
            equity
                                               ------------      ------------
                                               $ 13,283,436      $ 14,228,668
                                               ============      ============

                 See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                Statement of Consolidated Operations (Unaudited)

                           Three Months Ended                   Six Months Ended
                     -------------------------------     -------------------------------
                     June 30, 2000     June 30, 1999     June 30, 2000     June 30, 1999
                     -------------     -------------     -------------     -------------
Revenue               $ 2,054,678       $ 3,057,350       $ 4,149,676       $ 5,737,023
Product cost            1,058,001         1,823,249         1,960,883         3,420,051
                      -----------       -----------       -----------       -----------
Gross margin              996,677         1,234,101         2,188,793         2,316,972
                      -----------       -----------       -----------       -----------
Operating
expenses:
  Research and            283,494           458,588           667,865         1,328,479
  development
  Selling and             477,074           918,835         1,006,644         2,313,014
  marketing
  General and             625,114           829,732           988,787         1,437,718
  administrative
                      -----------       -----------       -----------       -----------
    Total               1,385,682         2,207,155         2,663,296         5,079,211
                      -----------       -----------       -----------       -----------
Operating loss           (389,005)         (973,054)         (474,503)       (2,762,239)
                      -----------       -----------       -----------       -----------
Other income
(expense):
  Interest               (125,769)         (185,072)         (294,689)         (401,774)
  expense, net
  Other income             17,584            72,361           120,974           104,915
                      -----------       -----------       -----------       -----------
                         (108,185)         (112,711)         (173,715)         (296,859)
                      -----------       -----------       -----------       -----------
Loss before              (497,190)       (1,085,765)         (648,218)       (3,059,098)
income taxes
Provision (benefit)            --          (200,372)               --          (200,372)
for income taxes
                      -----------       -----------       -----------       -----------
Net loss                 (497,190)         (885,393)         (648,218)       (2,858,726)
Divident on Preferred
stock including
amortization of the
beneficial conversion
features                 (621,350)               --          (621,350)               --
                      -----------       -----------       -----------       -----------
Net loss applicable
to common
stockholders          $(1,118,540)      $  (885,393)      $(1,269,568)      $(2,858,726)
                      ===========       ===========       ===========       ===========
Net loss applicable
to common
stockholders               ($0.09)           ($0.08)           ($0.11)           ($0.25)
Basic and
Diluted shares         11,837,807        11,364,931        11,837,807        11,359,429

                 See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                Statement of Consolidated Cash Flows (Unaudited)

                                                       Six months ended
                                             -----------------------------------
                                             June 30, 2000         June 30, 1999
                                             -------------         -------------
Cash flows from Operating
Activities:
  Net loss                                      ($648,218)          ($2,858,726)
Reconciliation to
operation cash flows:
  Depreciation and                                319,694               292,826
  amortization
  Changes in operating
  assets and liabilities:
    Accounts receivable                          (198,450)            1,919,624
    Income tax refund                                  --             2,160,211
    receivable
    Inventories                                   462,994             1,074,535
    Other current assets                          282,172              (165,393)
    Accounts payable and                         (326,776)             (980,855)
    accrued expenses
                                              -----------           -----------
Net cash provided (used)                         (108,584)            1,442,222
in operations
                                              -----------           -----------
Cash flows from investing
activities:
  Purchases of property &                         (17,065)                   --
  equipment
  Other assets                                     (9,385)              (19,933)
                                              -----------           -----------
Net cash used in                                  (26,450)              (19,933)
investing activities
                                              -----------           -----------
Cash flow from financing
activities:
  Increase (decrease) in                       (6,593,770)           (1,722,534)
  credit line
  Increase in long-term                                --               350,000
  debt
  Issuance of common                              939,723                34,441
  stock and warrants
  Issuance of preferred                         5,683,809
  stock
                                              -----------           -----------
Net cash provided (used)                           29,762            (1,338,093)
in financing activities
                                              -----------           -----------
Net increase (decrease)                          (105,272)               84,196
in cash and cash
equivalents
Cash and cash equivalents                       1,182,194               925,259
at beginning of period
                                              -----------           -----------
Cash and cash equivalents                     $ 1,076,922           $ 1,009,455
at end of period
                                              ===========           ===========
Supplemental disclosures
of cash flow information
Cash payments for:
    Interest                                  $   129,933           $   359,090
    Taxes                                              --                    --

                 See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Notes To Consolidated Financial Statements
June 30, 2000

Note A -The Company and Basis of Presentation

Storage Computer Corporation (the Company) and its subsidiaries are engaged in the development, manufacture, and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Storage Computer Europe GmbH, Vermont Research Products, Inc., Storage Computer UK, Ltd., Storage Computer Pty., Ltd. and its 50.1% owned subsidiary Storage Computer France, S.A. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company also has a 20% investment in Storage Computer (Asia) Ltd. which is accounted for by the equity method.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in a Report on Form 10-K/A filed by the Company with the Securities and Exchange Commission, containing the Company's financial statements for the fiscal year ended December 31, 1999. In the opinion of management, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present the Company's consolidated financial position, results of operations and cash flows. The results of operations for the three and six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.



NOTE B - Redeemable Convertible Preferred Stock.

In April 2000, the Company designated 90,000 shares of Series A 8% Convertible Preferred Stock and issued 60,000 shares of Series A 8% Convertible Preferred Stock, (the "Series A Preferred Stock") to several purchasers for an aggregated purchase price of $6,000,000 (less approximately $316,000 in placement fees, commissions and legal expenses). The preferred stock which has redemption provisions has been recorded as redeemable convertible preferred stock, net of the unamortized beneficial Conversion feature, in the accompanying statement of consolidated financial position.

Note C -Reclassifications

Certain 1999 amounts have been reclassified to conform with the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

Forward-looking Statements

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996 CONTAINS CERTAIN SAFE HARBORS REGARDING FORWARD-LOOKING STATEMENTS. FROM TIME TO TIME, INFORMATION PROVIDED BY THE COMPANY OR STATEMENTS MADE BY ITS DIRECTORS, OFFICERS OR EMPLOYEES MAY CONTAIN FORWARD-LOOKING INFORMATION SUBJECT TO NUMEROUS RISKS AND UNCERTAINTIES. ANY STATEMENTS MADE HEREIN THAT ARE NOT STATEMENTS OF HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS CONCERNING THE CHARACTERISTICS AND GROWTH OF THE Company's MARKETS AND CUSTOMERS, THE Company's OBJECTIVES AND PLANS FOR FUTURE OPERATIONS AND PRODUCTS AND THE Company's EXPECTED LIQUIDITY AND CAPITAL RESOURCES. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON A NUMBER OF ASSUMPTIONS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES, AND, ACCORDINGLY, ACTUAL RESULTS COULD DIFFER MATERIALLY. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO: THE CONTINUED AND FUTURE ACCEPTANCE OF THE Company's PRODUCTS; THE RATE OF GROWTH IN THE INDUSTRIES OF THE Company's PRODUCTS; THE PRESENCE OF COMPETITORS WITH GREATER TECHNICAL, MARKETING AND FINANCIAL RESOURCES; THE Company's ABILITY TO PROMPTLY AND EFFECTIVELY RESPOND TO TECHNOLOGICAL CHANGE TO MEET EVOLVING CUSTOMER NEEDS; RISKS ASSOCIATED WITH SALES IN FOREIGN COUNTRIES; AND THE Company's ABILITY TO SUCCESSFULLY EXPAND ITS OPERATIONS.

RESULTS OF OPERATIONS

The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely successful deployment of its newly created marketing relationship, the reestablishment of the reseller sales channel and the length of the sales cycle for the Company's products and services. Additional factors that may contribute to variability of operating results include: the pricing and mix of services offered by the Company; changes in pricing of the Company's products and services due to competitive pressures; the Company's ability to obtain sufficient supplies of sole or limited source components; the ability to manage future growth and expansion; the ability to'successfully identify, target, acquire and integrate suitable acquisition candidates; and charges related to financing and acquisitions.

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

DEBT AND EQUITY

In April 2000, the Company reached agreement with its bank on new terms amending the Company's loan agreement and decreasing the commitment from $6,550,000 to $1,730,000. Under the agreement, the Company agreed to undertake certain actions to reduce the line of credit with the bank during 2000. The line of credit facility expires on January 5, 2001. During April, 2000, the Company closed the placement of an initial tranche of 60,000 shares of Series A 8% Convertible Preferred Stock (the Series A Preferred Stock ), to several purchasers for an aggregated purchase price of $6,000,000 (less approximately $316,000 in placement fees, commissions and legal expenses). Management is actively seeking to close a placement of an additional 30,000 shares of Preferred Stock.

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

WORKING CAPITAL

The Company's working capital at June 30, 2000 was $6,813,951. Management believes that its cash and cash equivalents, the equity investments and credit facility described above will accommodate all of its working capital requirements for the year 2000.

CAPITAL EXPENDITURES

The Company does not have any material commitments for capital expenditures at this time.

FOREIGN CURRENCY TRANSACTIONS

Management does not currently utilize any derivative products to hedge its foreign currency risk. The Company's foreign subsidiaries obligations to their parent are denominated in US dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the US dollar and its subsidiaries functional currencies, currently German, British, French and Australian. This exposure is limited to the period between the time of accrual of such liability to the parent in the subsidiaries functional currency and the time of its payment in US dollars.

Other than the intercompany balances noted above, the Company does not believe it has material unhedged monetary assets, liabilities or commitments which are denominated in a currency other than the operations functional currencies. Management expects such exposure to continue until its foreign subsidiaries reach a more mature level of operation. Management currently has no plans to utilize any derivative products to hedge its foreign currency risk.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

THE COMPANY'S STOCK PRICE IS VOLATILE

The Company's stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

 .     the announcement of new products, services or technological innovations by the Company or its competitors

 .     quarterly variations in its operating results

 .     changes in revenue or earnings estimates by the investment community

 .     speculation in the press or investment community

 .     failure to meet earning expectations

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

INTELLECTUAL PROPERTY RIGHTS

The Company is aggressively pursuing the enforcement of its intellectual property rights after an extensive patent review conducted in 1999. During the first quarter, the Company retained a major law firm to enforce these rights against infringing parties, which management believes to be extensive. During the second quarter, the Company continued these efforts vigorously. Despite the Company's and its legal representatives efforts, there can be no assurance or predictability as to any amount of recovery or the length of time it will take the Company to recover any royalties or license fees which may be recoverable. Despite the Company's efforts to protect its intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

DEVELOPMENT OF NEW PRODUCTS AND SOLUTIONS

The Company must make continuous investment in research and development to maintain its ongoing effort to continually improve its products and provide innovative solutions to its customers. The development of software products is a difficult and costly process and subject to many other products requirements. The Company's inability to timely deliver new products in the past has had an adverse effect on the Company's operating and financial results. There can be no assurance that the Company will be able to effectively develop new products in the future.

COMPETITION

The Company competes with many established companies in the computer storage and server industries and certain of these companies have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunity to address customers various information technology requirements than the Company. The Company's business may be adversely affected by the announcement or introduction of new products by its competitors, including hardware, software and services, price reductions of its competitors equipment or services and the implementation of effective marketing strategies by its competitors.

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

RAPID TECHNOLOGICAL CHANGES

The computer industry is changing both dramatically and rapidly. The development of open systems computing , the introduction of the Internet, new fibre technologies (SAN) and the increasing storage density in disk drive technologies, have caused an increase in new product development and shorter time to bring the new products to market. While the Company believes that its Virtual Storage Architecture and StorageSuite products are advanced when compared to competitive products, and compliment many other products utilized in total customer solutions, there can be no assurance that this will continue in the future. The failure to remain consistently ahead of competitive technologies would have a negative impact on the Company's operating results and financial condition.

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

LIQUIDITY AND WORKING CAPITAL

The Company's continued success depends on maintaining adequate liquidity and working capital to meet its operational requirements. Given the recent volatility in the securities markets and, in particular, the securities of technology companies, there can be no assurances that additional investors investments in the Company will close. The failure of the Company to maintain adequate liquidity and working capital could have a material adverse impact on the Company.

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

Item 2. Changes in Securities and Use of Proceeds

In April 2000, the Company designated 90,000 shares of Series A 8% Convertible Preferred Stock and issued 60,000 shares of Series A 8% Convertible Preferred Stock, (the Series A Preferred Stock) to several purchasers for an aggregated purchase price of $6,000,000 (less approximately $316,000 in placement fees, commissions and legal expenses). The proceeds will be utilized to reduce the Company's borrowings under its revolving credit facility and for its general working capital requirements.

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

Item 5. Other Information

At a meeting of the Company's Board of Directors on May 8, 2000, the Board elected two additional directors and named a new President and Chief Operating Officer, and a new Chief Financial Officer, as follows:

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

Peter N. Hood was elected Chief Financial Officer of the Company.

Roger E. Gauld was appointed as a member of the Board of Directors and will serve as the chairman of Board's Audit Committee.

On June 16, 2000, Shigeho Inaoka resigned from the Board of Directors for personal reasons.

Item 6. Exhibits and Reports on Form 8-K

         A. Exhibits - None

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

                                                   STORAGE COMPUTER CORPORATION

                                                     Registrant


Date:        September 20, 2001                      /s/ Peter N. Hood
                                                     --------------------------
                                                         Peter N. Hood
                                                         Chief Financial
                                                         Officer

(PDF document is not included)