Form 10-Q/A
period 2000-09-30
STORAGE COMPUTER CORP
filed 2001-09-20
CIK 933452

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                  FORM 10-Q/A


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

The undersigned Registrant hereby amends Item 1. Financial Statements of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 to revise the amounts previously reported to reflect the recalculation of the beneficial conversion amount on the Company's redeemable convertible preferred stock and presentation of the redeemable convertible preferred stock in the financial statements.
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Financial Position -- September 30, 2000 and December 31, 1999

Statement of Consolidated Operations -- Three and nine months ended September 30, 2000 and 1999

Statement of Consolidated Cash Flows -- Nine months ended September 30, 2000 and 1999

Notes to Consolidated Financial Statements -- September 30, 2000

Item 2. Management's Discussion and Analysis

Item 3. Quantitative and Qualitative Disclosures About market Risk

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Default Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Ex-3.1 Series B Preferred Stock Purchase Agrmnt

Ex-3.2 Series C Preferred Stock Purchase Agmnt

Ex-4.1 Series B Preferred Stock Warrant

Ex-4.2 Series C Preferred Stock Warrant

Ex-10.1 Series B Preferred Stock Certificate

Ex-10.2 Series C Preferred Stock Certificate

Ex-27 Financial Data Schedule

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                 Page(s)
Consolidated Financial Position - September 30, 2000 and December           3
31, 1999
Statement of Consolidated Operations - Three and nine months ended          4
September 30, 2000 and 1999
Statement of Consolidated Cash Flows - Nine months ended September          5
30, 2000 and 1999
Notes to Consolidated Financial Statements - September 30, 2000             6
Item 2. Management's Discussion and Analysis                                7
Item 3. Quantitative and Qualitative Disclosures About Market Risk         12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  13
Item 2. Changes in Securities and Use of Proceeds                          13
Item 3. Default Upon Senior Securities                                     13
Item 4. Submission of Matters to a Vote of Security Holders                13
Item 5. Other Information                                                  14
Item 6. Exhibits and Reports on Form 8-K                                   14

PART I. FINANCIAL INFORMATION

                          Storage Computer Corporation
                  Consolidated Financial Position (Unaudited)

                                        September 30, 2000     December 31, 1999
        Assets
Current assets                             $  5,441,138          $  1,182,194
  Cash and cash equivalents
  Accounts receivable (net)                   1,223,333               751,077
  Inventories                                 3,864,187             6,795,477
  Other current assets                          335,251               852,774
                                           ------------          ------------
    Total current assets                     10,863,909             9,581,522
Property and equipment, net of                  965,999             1,842,733
accumulated depreciation
Deferred tax asset                            2,194,000             2,194,000
Intangible and other assets,                 23,872,047                    --
net of amortization
Goodwill and other
intangibles
   Other assets                                 127,705               610,413
                                           ------------          ------------
                                           $ 38,023,660          $ 14,228,668
                                           ============          ============
      Liabilities and
      Stockholders' Equity
Current liabilities                        $    435,000          $  6,640,445
  Note payable to bank
  Accounts payable                              998,261               257,440
  Accrued expenses                            2,793,842             2,138,244
                                           ------------          ------------
    Total current liabilities                 4,227,103             9,036,129
Long-term debt                                1,827,168             1,175,899
                                           ------------          ------------
    Total liabilities                         6,054,271            10,212,028
                                           ------------          ------------
Redeemable convertible preferred stock        1,497,739                     -
                                           ------------          ------------
Stockholders' equity
  Common Stock                                   14,834                11,435
  Additional paid-in capital                 48,299,431            13,968,263
  Accumulated deficit                       (17,842,615)           (9,963,058)
                                           ------------          ------------
    Total stockholders' equity               30,471,650             4,016,640
                                           ------------          ------------
                                           $ 38,023,660          $ 14,228,668
                                           ============          ============


                See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                Statement of Consolidated Operations (Unaudited)

                               Three Months Ended                         Nine Months Ended
                        September 30,        September 30,        September 30,        September 30,
                            2000                 1999                 2000                 1999
Revenue                   $1,037,920           $2,479,868           $5,187,596           $8,216,891
Product cost               3,728,058            1,240,888            5,688,941            4,660,939
including
inventory
restructuring
costs
                        ------------         ------------         ------------         ------------
    Gross margin          (2,690,138)           1,238,980             (501,345)           3,555,952
                        ------------         ------------         ------------         ------------
Operating
expenses:
  Research and               329,911              331,715              997,776            1,660,194
  development
  Selling and                657,856              763,723            1,664,500            3,076,737
  marketing
  General and                713,844              529,945            1,702,631            1,967,663
  administrative
  Amortization               186,855                   --              186,855                   --
  of intangibles
  Restructuring              740,130                   --              740,130                   --
  cost
    Total operating     ------------         ------------         ------------         ------------
     expenses              2,628,596            1,625,383            5,291,892            6,704,594
                        ------------         ------------         ------------         ------------
Operating (loss)          (5,318,734)            (386,403)          (5,793,237)          (3,148,642)
                        ------------         ------------         ------------         ------------
Other income
(expense):
  Interest                   (59,618)            (206,456)            (354,307)            (608,230)
  expense, net
  Other income              (249,828)               1,831             (128,854)             106,746
  (expense)
    Total other         ------------         ------------         ------------         ------------
     income expenses        (309,446)            (204,625)            (483,161)            (501,484)
                        ------------         ------------         ------------         ------------
Loss before
income Taxes              (5,628,180)            (591,028)          (6,276,398)          (3,650,126)
Provision for
income taxes                  13,763                   65               13,763             (200,307)
                        ------------         ------------         ------------         ------------
Net loss                  (5,641,943)            (591,093)          (6,290,161)          (3,449,819)
Dividend on preferred
stock including
amortization of the
beneficial
conversion features         (991,841)                   -           (1,613,191)                   -
                        ------------         ------------         ------------         ------------
Net loss applicable
to common
stockholders             $(6,633,784)           $(591,093)         $(7,903,352)         $(3,449,819)
                        ============         ============         ============         ============
Net loss applicable
to common)
stockholders                  ($0.53)              ($0.05)              ($0.63)              ($0.30)
Basic and
dilutive shares           12,522,675           11,380,267           12,417,098           11,366,374

                 See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                Statement of Consolidated Cash Flows (Unaudited)

                                                   Nine Months Ended
                                        September 30, 2000    September 30, 1999
Cash flows from Operating
Activities:
Net income (loss)                          ($6,290,161)          ($3,449,819)
Reconciliation to operation
cash flows:
  Depreciation and                             572,262               429,931
  amortization of property
  and equipment
  Amortization of intangible                   186,855                    --
  assets
  Provision for restructuring                3,737,712                    --
  costs
  Excess of liabilities                      1,238,339                    --
  assumed over tangible
  assets of acquired company
Changes in operating assets
and liabilities, excluding
effect of CyberStorage
acquisition:
  Accounts receivable                           60,454             3,353,950
  Income tax refund                                 --             2,160,211
  receivable
  Inventories                                  756,597             1,157,624
  Other current assets                         526,112              (198,458)
  Accounts payable and                        (321,936)             (980,763)
  accrued expenses
                                          ------------           -----------
Net cash provided by                           466,234             2,472,676
operations
                                          ------------           -----------
Cash flows from investing
activities:
  Purchases of property &                      (29,706)
  equipment
  Other assets                                 499,455               (19,543)
                                          ------------           -----------
Net cash provided (used) in                    469,749               (19,543)
investing activities
                                          ------------           -----------
Cash flow from financing
activities:
  Increase (decrease) in                    (6,600,445)           (2,243,432)
  credit line
  Increase (decrease) in                      (260,602)              350,000
  long-term debt
  Issuance of common stock                     859,904                48,711
  and warrants
  Issuance of preferred stock                9,324,169                    --
  Preferred stock dividends                        (65)                   --
                                          ------------           -----------
Net cash provided (used) in                  3,322,961            (1,844,721)
financing activities
                                          ------------           -----------
Net increase in cash and cash                4,258,944               608,412
equivalents
Cash and cash equivalents at                 1,182,194               925,259
beginning of period
                                          ------------           -----------
Cash and cash equivalents at                $5,441,138            $1,533,671
end of period
                                          ============           ===========
Supplemental disclosures of
cash flow information
  Interest paid                               $167,809              $735,993
  Taxes Paid                                   $10,380                    --
Schedule of Noncash Investing
and Financing Activities
  Fair value of assets                     $24,725,096                    --
  acquired
  Stock issued                              22,440,000                    --
                                          ------------           -----------
  Liabilities assumed                       $2,285,096                    --
                                          ============           ===========
  Preferred stock dividends                    $94,458                    --
  paid in common stock
                                          ============           ===========

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

Note B - Redeemable Convertible Preferred Stock

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

Note D -CyberStorage Systems Corporation Acquisition and Related Restructuring

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

Note E -Subsequent Event

On October 31, 2000, the Company completed a $12,000,000 (less approximately $430,000 in placement fees, commissions and legal expenses) private placement to a single investor for a newly created Series C 8% Convertible Preferred Stock (the Series C Preferred Stock).

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

On August 29, 2000, the Company closed the placement of a second tranche of 20,000 shares of Series A 8% Convertible Preferred Stock (the Series A Preferred Stock) and warrants to purchase common stock, to a private investor for an aggregated purchase price of $2,000,000 (less approximately $136,000 in placement fees, commissions and legal expenses). On September 29, 2000, the Company issued 20,000 shares of a newly created Series B 8% Convertible Preferred Stock (the Series B Preferred Stock) and warrants to purchase common stock, to a private investor for an aggregate purchase price of $2,000,000 (less approximately $131,000 in placement fees, commission and legal expenses).

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

WORKING CAPITAL

The Company's working capital at September 30, 2000 was $6,636,806. Management believes that the private placements described above and in Note D above, will accommodate all of its working capital requirements for the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in the Company's financial instruments related primarily in fluctuations in the prime rate of interest charged to the Company under the terms of the revolving credit facility which the Company terminated during the reporting period. The Company does not use derivative products or have any material unhedged monetary assets, except for the inter-company balances outstanding.

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

During the three months ended September 30, 2000, one of the initial Series A investors converted 30,000 of its Series A Preferred Stock into 420,438 shares on the Company's common stock, including accrued dividends. Additionally, the same investor exercised 132,000 warrants to purchase the Company's common stock at $8.6625 per share, yielding $1,143,450 in proceeds to the Company.

The proceeds from the above transactions were utilized to pay off the Company's borrowings under its former revolving credit facility and will be utilized for its general working capital requirements.

Item 3. Defaults Upon Senior Securities

There has not been any material default in the payment of principal, interest, or any other material default not cured or waived within 30 days with respect to any indebtedness of the Company and its subsidiaries during the three month period ended September 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on August 7, 2000, the following individuals were elected to the Board of Directors:

                                  Votes For     Votes Withheld
                                -------------   --------------
                 Theodore J.      7,532,763        290,594
                 Goodlander
                 Edward A.        7,532,763        290,594
                 Gardner
                 Steven S.        7,532,763        290,594
                 Chen
                 Roger E.         7,532,763        290,594
                 Gauld

The vote to ratify the action of the Board of Directors in appointing BDO Seidman, LLP as the Company's auditors for the year ending December 31, 2000 was:

                    Votes For         Votes         Votes
                                     Against       Withheld
                  --------------    ----------    ----------
                    7,821,541           0           1,816

The vote to approve the issuance of shares of the Company's Common Stock upon conversion of the Company's Series A 8% Convertible Preferred Stock.

                    Votes For         Votes         Votes
                                     Against       Withheld
                  --------------    ----------    ----------
                    7,526,713        269,172         472

The vote to increase the shares allotted to the Storage Computer Corporation 1999 Stock Incentive Plan by 1,000,000 shares:

                    Votes For         Votes         Votes
                                     Against       Withheld
                  --------------    ----------    ----------
                    7,591,847        321,038         472

Item 5. Other Information

On August 14, 2000, the Company entered into a definitive agreement to acquire CyberStorage Systems Corporation through the merger with a wholly-owned subsidiary of the Company. The transaction closed on September 14, 2000 and included the issuance of 2,200,000 shares of the Company's common stock to the CyberStorage Systems Corporation stockholders. Subsequent to the acquisition, the Company's Board of Directors elected John Thonet, the former Chief Executive Officer for CyberStorage Systems Corporation, to the Board of Directors and Chief Operating Officer for the Company. Additionally, Ricardo Velez, was appointed the Company's Chief Technology Officer.

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

B. Reports on Form 8-K

On August 1, 2000, the Company filed Schedule 14A Definitive Proxy Statement relating to the annual meeting of the Company's stockholders on Form 8-K.

On September 29, 2000, the Company filed a Form 8-K detailing its acquisition of CyberStorage Systems Corporation.

On October 6, 2000 the Company reported the adoption of the Amended Series A Preferred Stock Certificate of Designation and Series B Preferred Stock Certificate of Designation on Form 8-K.

C. Other filing and reports.

On August 16, 2000, the Company filed a registration statement on Form S-8, registering 2,000,000 shares of the Company's common stock for sale under the Storage Computer Corporation 1999 Stock Incentive Plan.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            STORAGE COMPUTER CORPORATION
                                            Registrant


Date: September 20, 2001                    /s/ Peter N. Hood
                                            -----------------
                                            Peter N. Hood
                                            Chief Financial Officer