Form 10-Q
period 2001-09-30
STORAGE COMPUTER CORP
filed 2001-11-16
CIK 933452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                    ---------
                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                -------------------------------------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                                              OUTSTANDING AT
                  CLASS                      NOVEMBER 2, 2001
                  -----                      ----------------

               Common Stock                     15,960,184

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).                                       Page
               Consolidated Balance Sheets - September 30, 2001                    3
               and December 31, 2000.

               Statements of Consolidated Operations - Three and nine months       4
               ended September 30, 2001 and 2000.

               Statements of Consolidated Cash Flows - Nine months                 5
               ended September 30, 2001 and 2000.

               Notes to Consolidated Financial Statements - September 30, 2001.    6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                    8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.              13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                       14

Item 2.  Changes in Securities and Use of Proceeds.                               14

Item 3.  Defaults Upon Senior Securities.                                         14

Item 4.  Submission of Matters to a Vote of  Security Holders.                    14

Item 5.  Other Information.                                                       14

Item 6.  Exhibits and Reports on Form 8-K.                                        14

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Storage Computer Corporation
                           Consolidated Balance Sheets

                                                  September 30,   December 31,
                                                      2001           2000
                                                      ----           ----

                                                   (UNAUDITED)
              ASSETS

Current assets:
  Cash and cash equivalents                       $  7,313,205   $ 14,852,259
  Accounts receivable, net                           1,294,475        847,829
  Inventories                                        4,380,387      4,316,104
  Due from officers and directors                    1,584,360              -
  Other current assets                                 279,425        399,302
                                                  ------------   ------------

  Total current assets                              14,851,852     20,415,494

Property and equipment, net                            954,473      1,141,299
Goodwill and other intangibles, net                 20,954,751     23,317,443
Other assets                                           105,796        244,040
                                                  ------------   ------------

 Total assets                                     $ 36,866,872   $ 45,118,276
                                                  ============   ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $    884,649   $    896,049
  Accrued expenses                                   2,404,954      2,436,291
  Deferred revenue and customer deposits               533,123        492,028
  Current maturities of long-term debt                 252,901        263,863
                                                  ------------   ------------

   Total current liabilities                         4,075,627      4,088,231
                                                  ------------   ------------

Long-term debt, less current maturities              1,239,937      1,489,299
                                                  ------------   ------------

Commitments and contingencies                                -              -

Redeemable convertible preferred stock              12,350,491     12,556,661
                                                  ------------   ------------

Shareholders' equity:
  Preferred stock                                    2,108,822              -
  Common stock                                          15,791         15,042
  Additional paid-in capital                        64,079,406     57,792,635
  Accumulated deficit                              (47,003,202)   (30,823,592)
                                                  ------------   ------------

   Total shareholders' equity                       19,200,817     26,984,085
                                                  ------------   ------------

   Total liabilities and shareholders' equity     $ 36,866,872   $ 45,118,276
                                                  ============   ============

                See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
               Statements of Consolidated Operations (Unaudited)

                                          Three Months Ended               Nine Months Ended
                                          ------------------               -----------------

                                     September 30,   September 30,   September 30,   September 30,
                                         2001            2000            2001            2000
                                         ----            ----            ----            ----
Revenue                               $ 2,176,028     $ 1,037,920    $  5,186,303     $ 5,187,596
Product cost including inventory
   restructuring cost in 2000           1,524,368       3,728,058       3,860,888       5,688,941
                                      -----------     -----------    ------------     -----------

 Gross margin                             651,660      (2,690,138)      1,325,415        (501,345)
                                      -----------     -----------    ------------     -----------

Operating expenses:
 Research and development                 884,252         329,911       3,262,381         997,776
 Selling and marketing                  1,364,027         657,856       3,176,607       1,664,500
 General and administrative             1,254,178         713,844       3,040,865       1,702,631
 Amortization of intangibles              707,934         186,855       2,123,802         186,855
 Restructuring costs                            -         740,130               -         740,130
                                      -----------     -----------    ------------     -----------

  Total operating expenses              4,210,391       2,628,596      11,603,655       5,291,892
                                      -----------     -----------    ------------     -----------

Operating loss                         (3,558,731)     (5,318,734)    (10,278,240)     (5,793,237)
                                      -----------     -----------    ------------     -----------

Other income (expense):
 Interest income (expense), net            69,671         (59,618)        258,339        (354,307)
 Other expense                           (180,812)       (249,828)        (77,832)       (128,854)
                                      -----------     -----------    ------------     -----------

  Total                                  (111,141)       (309,446)        180,507        (483,161)
                                      -----------     -----------    ------------     -----------

Loss before income taxes               (3,669,872)     (5,628,180)    (10,097,733)     (6,276,398)
Provision for
 income taxes                                   -          13,763           1,214          13,763
                                      -----------     -----------    ------------     -----------

Net loss                               (3,669,872)     (5,641,943)    (10,098,947)     (6,290,161)

Dividends on preferred stock
including amortization of the
beneficial conversion features         (3,679,443)       (991,841)     (6,080,663)     (1,613,191)
                                      -----------     -----------    ------------     -----------

Loss applicable to
common stockholders                   $(7,349,315)    $(6,633,784)   $(16,179,610)    $(7,903,352)
                                      ===========     ===========    ============     ===========

Loss applicable to common
stockholders per basic and
dilutive share                              $(.47)          $(.53)         $(1.03)          $(.63)
                                      ===========     ===========    ============     ===========

Basic and dilutive shares              15,785,925      12,522,675      15,658,455      12,417,098
                                      ===========     ===========    ============     ===========


                See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
               Statements of Consolidated Cash Flows (Unaudited)

                                                                         Nine Months Ended
                                                                         -----------------
                                                                    September 30,   September 30,
                                                                        2001            2000
                                                                    ------------     -----------
Cash flows from operating activities:
 Net loss                                                           $(10,098,947)   $ (6,290,161)
 Reconciliation to operating cash flows:
   Depreciation and amortization of property and equipment               408,113         572,262
   Amortization of goodwill and other intangibles                      2,123,802         186,855
   Provision for restructuring costs                                           -       3,737,712
   Stock issued to 401(k) plan                                            42,707          30,868
 Changes in operating assets and liabilities:
   Accounts receivable                                                  (446,646)       (472,256)
   Inventories                                                           (54,443)        404,865
   Advances to directors and officers                                 (1,584,360)
   Other current assets                                                  119,877         517,523
   Accounts payable and accrued expenses                                (662,152)        569,605
                                                                    ------------    ------------

   Net cash used in operations                                       (10,152,049)       (742,727)
                                                                    ------------    ------------

Cash flows from investing activities:
 Capital expenditures                                                   (221,287)       (181,348)
 Other assets                                                            138,243         482,708
 CyberStorage acquisition cost adjustments                               238,885               -
                                                                    ------------    ------------

   Net cash provided by investing activities                             155,841         301,360
                                                                    ------------    ------------
Cash flows from financing activities:
 Net payments on credit line                                                   -      (6,600,445)
 Reduction of long-term debt                                            (260,324)      1,162,168
 Net proceeds from issuance of common stock
   for stock options and warrants                                         27,649         829,036
 Issuance of preferred stock                                           4,830,217       9,324,169
 Redemption of preferred stock                                        (2,130,548)              -
                                                                    ------------    ------------

Net cash provided by financing activities                              2,466,994       4,714,928
                                                                    ------------    ------------

Effect of exchange rate changes on cash                                   (9,840)        (14,617)
                                                                    ------------    ------------
Net decrease in cash and cash equivalents                             (7,539,054)     (4,258,944)

Cash and cash equivalents-beginning of period                         14,852,259       1,182,194
                                                                    ------------    ------------

Cash and cash equivalents-end of period                             $  7,313,205    $  5,441,138
                                                                    ============    ============

Supplemental cash flow information:
 Cash payments of interest                                          $    112,615    $    167,809
 Cash payments of income taxes                                      $      1,214    $     10,380
Non-cash investing and financing activities:
  Acquisition of CyberStorage:
   Fair value of assets acquired                                                    $ 24,725,096
   Common stock issued                                                               (22,440,000)
   Liabilities assumed                                                                (2,285,096)
                                                                                    ------------
                                                                                    $          -
                                                                                    ============
  Preferred stock dividends paid in common stock                    $    300,492    $     94,458

                See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2001

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, containing our financial statements for the fiscal year ended December 31, 2000. In our opinion, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present our consolidated financial position, results of operations and cash flows. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

During the fourth quarter of 2000, the Financial Accounting Standards Board issued Emerging Issues Task Force (EITF) 00-27 "Application of EITF issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to certain Convertible Instruments". EITF No. 00-27 requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company, during fiscal year 2000. This accounting change requires the value of the warrants issued with the preferred stock to be included in the calculating the beneficial conversion value. This resulted in a cumulative charge of $809,364 to loss applicable to common stockholders in the fourth quarter of 2000 reported in our Annual Report Form 10-K for 2000. In addition, the quarterly results of operations for the second and third quarters of 2000 were restated in Note M of our Annual Report Form 10-K from the amounts previously reported in our quarterly reports Forms 10-Q for the quarters ended June 30, 2000 and September 30, 2000. The loss applicable to common stockholders for the quarter ended September 30, 2000 has been restated in this Form 10-Q to properly reflect the results for the three and nine months ended September 30, 2000 in accordance with EITF 98-5.

Certain 2000 amounts have been reclassified to conform with the current period presentation.

Note B - Stockholders' Equity

A summary of changes in stockholders' equity in the nine months ended September 30, 2001follows:


                                                                  Common Stock
                                                                  ------------              Additional
                                                                              Par            Paid-In      Retained
                                             Preferred Stock    Shares       Value           Capital       Deficit
                                             ---------------    ------       -----           -------       -------
Balance - December 31, 2000                   $         _     15,041,882     $ 15,042      $57,792,635  $(30,823,592)

Exercise of stock options                                         13,294           13           27,636
Stock issued to 401(k) plan                                        6,499            7           42,700
Dividends on preferred stock paid
    in common shares                                              58,077           58          238,276
Accrued dividends on preferred stock                                                                        (916,555)
Conversion of redeemable
 convertible preferred stock and
 accrued dividends into common shares                            671,256          671           61,487
Issuance of Series E preferred
 stock and warrants to purchase
 common stock:
      Proceeds, net of issuance costs           4,830,217
      Allocation of fair value to
       warrants using the Black-Scholes
       option-pricing model                    (2,804,000)                                   2,804,000
      Beneficial conversion feature at
       commitment date charged
       directly to accumulated deficit                                                       3,112,672    (3,112,672)
Amortization of preferred stock
 beneficial conversion feature, warrants
 and other costs charged to accumulated
 deficit                                           82,605                                                 (2,051,436)

Net loss                                                                                                 (10,098,947)
                                               ----------     ----------     --------      -----------  ------------
Balance - September 30, 2001                   $2,108,822     15,791,008     $ 15,791      $64,079,406  $(47,003,202)
                                               ==========     ==========     ========      ===========  ============

Note C - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $16,756,000 and other intangible assets is $4,199,000. Amortization expense during the nine-month period ended September 30, 2001 was $2,123,802. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

INTRODUCTION

This discussion summarizes the significant factors affecting the liquidity, capital resources and result of all operations for the periods ended September 30, 2001 and 2000. The discussion should be read in connection with the Consolidated Financial Statements and other financial information included in our 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Operations used $10,152,000 of cash during the first nine months of 2001 compared to $743,000 in the first nine months of 2000.

The use of cash by operations in the first nine months of 2001 resulted from the net loss for that period and net cash used for changes in operating assets and liabilities including advances to directors and officers which were offset by non-cash charges relating to depreciation and amortization of $2,532,000. The cash used by operations in the first nine months of 2000 resulted primarily from the net loss for that period which was offset in part by net cash provided by changes in operating assets and liabilities, by non-cash charges relating to depreciation and amortization of $759,000 and a provision for restructuring costs of $3,738,000.

Investing activities provided cash flow of $156,000 in the first nine months of 2001 from an adjustment to the purchase price of CyberStorage and other assets partially offset by capital expenditures. Investing activities provided cash flow of $301,000 in the first nine months of 2000 primarily from other assets partially offset by capital expenditures.

Financing activities provided $2,467,000 of cash in the first nine months of 2001 primarily from the proceeds of $4,830,217 from the sale of Series E preferred stock, net of the costs of the redemption of Series A and B preferred stock of $2,131,000. During the first nine months of 2000, our bank credit facility was paid off with the proceeds of the sale of Series A preferred stock and through the exercise of options and warrants.

BORROWING ARRANGEMENTS

We currently have no outstanding bank loans, lines of credit, or credit facilities. We previously had a revolving credit facility that we repaid and terminated in August 2000.

WORKING CAPITAL

Our working capital at September 30, 2001 was $10,776,000 compared with $16,327,000 at December 31, 2000. In management's opinion, our current working capital position and cash from operations, will be sufficient to accommodate working capital requirements through the fiscal year ending December 31, 2001.

EQUITY FINANCING

During 2000, we successfully raised over $22 million from several investors through the sale of Series A, Series B and Series C preferred stock, related warrants and exercise of stock options. In August 2000 we designated a Series D preferred stock but no shares were issued. The series expired on July 31, 2001 by its own terms. In August 2001 we raised an additional $5 million through the sale of Series E preferred stock. These sales to investors have significantly improved our cash availability to fund our working capital requirements.

RESULTS OF OPERATIONS

Our operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors. During 2000 we undertook the following actions to facilitate our focus towards revenue growth: appointed a new President, a new Chief Financial Officer and a new Chief Operating Officer who is responsible for sales and marketing and, after the acquisition of CyberStorage Systems Corporation, commenced a restructuring, including the expansion of North America territories from three designated regions to seven regions, the initiation of the plan to re-establish the re-seller sales channel, and consolidation of the European sales, marketing and service organizations; implemented strategic marketing programs and product development and repositioning. We believe these actions and the recruitment of new sales and marketing management, and staff, in 2001, will provide revenue growth that will enable us to return to profitability. Currently, we are experiencing an extended cycle for receipt of new orders due to the introduction of our new sales and marketing management and staff persons, the marketing and training cycles related to the new sales staff and the introduction of new products and the current economic climate for the storage sector.

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

REVENUE

Revenue for the three month period and nine month periods ended September 30, 2001 were $2,176,000 and $5,186,000 compared to $1,038,000 and $5,188,000 for the respective periods in 2000. Revenue growth for both international and domestic products continue to be impacted by the factors described above. For the three month period ended September 30, 2001, U.S. domestic product sales and international product sales were 77% and 23%, respectively, of total revenue compared to 47% and 53% for the same period in 2000. For the nine month period ended September 30, 2001, U.S. domestic product sales and international product sales were 73% and 27%, respectively, of total revenue compared to 65% and 35% for the same period in 2000.


All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales which occur through our subsidiaries located in England, Germany and France are conducted in the local currency.

PRODUCT COST

After adjusting for the $3 million inventory restructuring costs in the third quarter of 2000, product costs for the three months ended September 30, 2001 and 2000 were approximately 70% of sales in both periods and for the nine month periods ended September 30, 2001 and 2000 the product cost percentages were approximately 74% and 52%, respectively. This was the result of increased factory costs of enhanced quality assurance programs and higher technical service expenditures both of which have been implemented in anticipation of our planned growth in sales but are incurred currently on lower sales volumes partially offset in the three months ended September 30, 2001 by higher margins on product mix sold compared to the same period in 2000.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three month periods ended September 30, 2001 and 2000 were $884,000 and $330,000, respectively, and $3,263,000 and
$998,000, respectively, for the nine month periods ended September 30, 2001 and 2000. The $883,000 increase in expenditures between the three month periods ended March 31, 2000 and 2001 was reduced to an increase of $498,000 for the three month periods ended June 30, 2001 and 2000 and increased to $554,000 for the three months ended September 30, 2001 and 2000. This is a direct result of increased research and product development personnel who have permanently joined our staff and a reduction in the utilization of independent software engineers for short term assignments.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three month period and the nine month period ended September 30, 2001 continued to reflect the increased head count in corporate, marketing and field sales organizations over the comparable period in 2000. During 2001 increased costs are associated with greater trade show activity of $170,000 and marketing materials and web site development costs of $80,000 and increases in salesmen's travel and commissions.

GENERAL AND ADMINSTRATIVE EXPENSES

General and administrative expenses for the three month period and the nine month period September 30, 2001, reflect the higher level of personnel due to the CyberStorage acquisition. In the three month and nine month period ended September 30, 2001 costs were incurred by U.K. attorneys and by expert witnesses aggregating $395,000 and $748,000, respectively, in connection with our intellectual properties litigation.

AMORTIZATION OF INTANGIBLES

Amortization of intangibles relates to the amortization of goodwill and other intangibles acquired in the CyberStorage acquisition over periods of five to ten years.

INTEREST INCOME (EXPENSE)

The interest income (expense) for the three month periods and the nine month periods ended September 30, 2001, respectively, reflect the elimination of bank borrowing by us as compared to the same periods in the prior year and the increase in cash and cash equivalents.


NET LOSS

We incurred a net loss for the three month period ended September 30, 2001 of $3,670,000 compared to $1,902,000 for the three month period ended September 30, 2000 after adjusting for the $3,740,000 provision for restructuring in 2000. The increase in net loss of $1,768,000 is lower compared to the increase in net loss for the first and second quarter of $2,268,000 and $3,513,000, respectively, is primarily attributable to the higher sales volume and product mix and related effect on gross margin, the changes in operating expenses described above and the non-cash charges for amortization of intangibles of $707,000 during the three months ended September 30, 2001, in connection with the acquisition of CyberStorage in 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $16,756,000 and other intangible assets is $4,199,000. Amortization expense during the nine-month period ended September 30, 2001 was $2,123,802. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR STOCK PRICE IS VOLATILE

Our stock price, like that of other technology companies, is subject to significant volatility because of factors such as the announcement of new products, services or technological innovations by us or our competitors; quarterly variations in our operating results; changes in revenue or earnings estimates by the investment community; speculation in the press or investment community; and failure to meet earning expectations.


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

We are aggressively pursuing the enforcement of our intellectual property rights after an extensive patent review conducted in 1999. Subsequently, in 2000, we retained a major law firm to enforce these rights against infringing parties, which our management believes to be extensive. In 2001, we commenced litigation against several companies in the United States and the United Kingdom, alleging infringement of our patents. One of the defendants has filed a counterclaim, alleging, among other things, that we have infringed upon a patent held by them.

Despite our legal representatives' efforts, there can be no assurance or predictability as to any amount of recovery, if any, or the length of time it will take us to recover any damages that may be recoverable. Additionally, despite our efforts to protect our intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

TERRORIST ATTACKS MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS IN THE FUTURE

Following the September 11, 2001 terrorist attacks, we have experienced no material adverse effect on our business. However, we are unable to predict with certainty any future adverse impact from these types of attacks or related outbreaks of hostilities.

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

RAPID TECHNOLOGICAL CHANGES

The computer industry is changing both dramatically and rapidly. The development of "open systems computing", the introduction of the Internet, new fiber technologies (SAN), network attached storage (NAS) and the increasing storage density in disk drive technologies, have caused an increase in new product development and shorter time to bring the new products to market. While we believe that our Virtual Storage Architecture and StorageSuite products are advanced when compared to competitive products, and complement many other products utilized in total customer solutions, there can be no assurance that this will continue in the future. The failure to remain consistently ahead of competitive technologies would have a negative impact on our operating results and financial condition.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

During March 2001 we filed legal actions against Hitachi Data Systems Ltd. in the United Kingdom for infringement of one of the patents in our intellectual property rights portfolio. Additionally, we filed an action against XIOTech Corporation and its parent company, Seagate Technology Inc., in the Federal District Court for the Northern District of Texas claiming that one of their products infringes one of our patents. In October 2001 we filed an action against Veritas Software Corporation in the Federal District Court for the Northern District of Texas claiming that certain of their products infringes one of our patents. One of the defendants has filed a counterclaim, alleging, among other things, that we have infringed upon a patent held by them. Our involvement in these proceedings cannot possibly be predicted as to any recovery or length of time required to recover our damages, but we intend to vigorously pursue our claims against manufacturers whose products we believe infringe on our patents.

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

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended September 30, 2001, we completed a $5,000,000 private placement of a new Series E Convertible Preferred Stock to the holder of our Series C Preferred Stock. The Series E shares are convertible into 771,605 shares at a fixed conversion price of $6.48 and may be converted at any time until October 31, 2003 when conversion is automatic. In connection with the investment we issued a warrant to purchase 771,605 shares of common stock at $10.80 per share.

Item 3.  Defaults Upon Senior Securities.

There has not been any material default in the payment of principal, interest, or any other material default not cured within 30 days with respect to any of our indebtedness and our subsidiaries during the nine month period ended September 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

A.  Exhibit
    Number  Description


      4.2 Certificate of Designation of Series E Convertible Preferred Stock of Storage Computer Corporation (incorporated by reference to Exhibit 3.1 to our Report on Form 8-K filed August 22, 2001).

      4.3 Registration Rights Agreement dated as of August 15, 2001 by and among Storage Computer Corporation and the investors name therein (incorporated by reference to Exhibit 4.1 to our Report on Form 8-K filed August 22, 2001).

      4.4 Stock Purchase Warrant dated as of August 16, 2001 to purchase 771,605 shares of Storage Computer Corporation common stock (incorporated by reference to Exhibit 4.2 to our Report on Form 8-K filed August 22, 2001).

      10.1 Securities Purchase Agreement dated as of August 15, 2001 by and among Storage Computer Corporation and the buyers named therein (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed August 22, 2001).

      10.2  Form of Demand Note (filed herewith).

B.   Reports on Form 8-K

In our Report on Form 8-K filed August 22, 2001 we reported the completion of a $5,000,000 financing through a private placement of our Series E Convertible Preferred Stock to an existing institutional investor that is the holder of our Series C Convertible Preferred Stock.

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

Date: November 16, 2001