Form 10-K
period 2001-12-31
STORAGE COMPUTER CORP
filed 2002-04-15
CIK 933452

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

 [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

           Securities registered pursuant to section 12(b) of the act:
                                                       NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                     ON WHICH REGISTERED
-------------------                                    ---------------------
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

                        Yes   X     No
                             ---        -----

     Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-K or any amendments to this Form 10-K.[X]

    The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $62,672,000 as of April 8, 2002. On April 8, 2002 there were issued and outstanding 19,201,667 shares of the registrant's common stock, with a par value of $0.001.

    Because the calculation of shares of registrant's voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, such calculation has been made solely on the basis of information, reports and notices filed by affiliates of the registrant under the Securities Exchange Act of 1934, as amended. The aggregate market value of common stock indicated is based upon the closing sale price of the common stock of $5.70 as reported by the American Stock Exchange for trading on April 8, 2002. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 5% of registrant's common stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on June 7, 2002.

                          STORAGE COMPUTER CORPORATION

            Securities and Exchange Commission
            Item Numbers and Description

                                   PART I PAGE

ITEM 1      Business                                                    4
ITEM 2      Properties                                                 10
ITEM 3      Legal Proceedings                                          10
ITEM 4      Submission of Matters to a Vote of Security Holders        11

                                   PART II

ITEM 5      Market for Registrant's Common Equity and Related
            Stockholder Matters                                        12
ITEM 6      Selected Financial Data                                    12
ITEM 7      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        14
ITEM 7A     Quantitative and Qualitative Disclosure About Market       22
            Risk

ITEM 8      Financial Statements and Supplementary Data                23

ITEM 9      Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                     23

                                  PART III

ITEM 10     Directors and Executive Officers of the Registrant         24
ITEM 11     Executive Compensation                                     24
ITEM 12     Security Ownership of Certain Beneficial Owners
            and Management                                             24
ITEM 13     Certain Relationships and Related Transactions             24


                                   PART IV

ITEM 14     Exhibits, Financial Statement Schedules and Reports        25
            on Form 8-K

                                     PART I


ITEM 1.  Business

The Company

     Storage Computer Corporation (the "Company", "SCC" or "we") develops and manufactures advanced storage architectures to address the emerging needs of high-bandwidth and other "performance-impaired" applications.

     Storage Computer's technology supports a variety of applications including advanced database activities, wide area networked storage and sophisticated business continuity topologies.

     o  Networked Attached Storage
     o  Storage Area Networks
     o  Direct Attached Storage
     o  Storage Wide Area Networking

     Based on advanced architectures, parallel processing hardware, and embedded, real-time operating system, we have the industry's most versatile collection of connectivity options. A single storage system can simultaneously support multiple heterogeneous hosts through any combination of connectivity interfaces, including NAS, SAN, FibreChannel, SCSI and IP. These high-end solutions also entail peer-to-peer connectivity, allowing high-speed volume connectivity and date transfer or replication over Fiber and OC12/48.

     Through our Cyber product lines, and patented storage software, these solutions support multiple open systems servers and are modular and scalable for future growth.

     Based on our performance-optimized Virtual Storage Architecture(TM) , the product line combines intelligent controller, disk drive, and memory technology with patented memory mapping techniques and a powerful real-time operating system to deliver high-performance and data protection across the mix of applications found in today's open system environments.

Company History

     Initial work began in late 1984 with the development of RAID ("Redundant Array of Independent Disks") technologies within a predecessor company Cab-Tek, Inc. From 1984 to 1990, products at RAID levels 3, 4, 5 and 6 were developed and tested. Development then commenced on the Virtual Storage Architecture to overcome the performance bottlenecks inherent in other RAID implementations and to achieve fault tolerant storage without impeding performance. The resulting patented technology was transferred to the newly established Storage Computer Corporation in August 1991.

     Products based upon the Company's unique RAID technology began shipping to customer production sites in the second half of 1992. The Company pioneered the RAID 7 (patented) technology incorporated in our Virtual Storage Architecture, which formed the basis for our StorageSuite product family and is found in our OmniRaid products. Based upon this performance-optimized architecture, the product line combines high-end controller technology, disk drives, scalable centralized and distributed memory mechanisms, proprietary memory mapping techniques, and a real-time operating system to deliver high-performance, fault-tolerant storage solutions.

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

     In September 2000, Storage Computer Corporation acquired CyberStorage Systems Corporation. This acquisition enabled us to expand the development of our advanced storage and server solutions to migrate into the Optical Networking world and brought us extensive technical expertise in the area of networking, optical interfaces, and advanced media delivery architectures. Founded in 1998, Cyber Storage Systems emerged as a strong provider of innovative Information Management Solutions for the Digital Communications marketplace and Hardware/Software, IP based, Multimedia (IVOD, Multicast, Telemedicine, Distance Learning, Training, Video Conferencing) solutions.

     In 2001, we began integrating the Virtual Storage Architecture onto the next-generation, advanced storage and server platforms. We are now in a position to rapidly advance into the next dimension of networked storage and server solutions. With product lines addressing the NAS (network attached storage), SAN (storage area networks), and DAS (direct attached storage) market spaces as well as solutions based on those product lines targeted to reduce the stress associated with "performance-impaired" applications.

Industry Overview

     Although Internet usage and demand continues to grow at unprecedented rates, the last year has been one of turmoil for the technology sector markets. Generally, telecommunications companies had a weak year with large companies declaring losses and even bankruptcy in a few cases. Technology companies have terminated tens of thousands of employees and have taken huge restructuring charges. Despite this, demand for data storage and manageability of that data continues to be on the forefront of corporate needs. Over the past 5+ years all markets have undergone a dramatic shift to new information processing modes, such as client/server computing incorporating enterprise databases, data warehousing, image processing, multi-media, video-on-demand, virtual reality processing and Internet/Intranet services. These application modes are continuing to increase demand for data storage that is scalable in terms of capacity, performance, connectivity and manageability.

     The data storage market has itself gone through turmoil this past year. September 11th events have created a strong focus on Business Continuance practices while the economy in general has forced companies to become more cost conscious within their IT data centers. Host computing platforms that continue to make quantum leaps in processing performance drive the market for high performance storage. We believe that users and networks will increasingly demand high-performance storage systems to eliminate performance bottlenecks and to take full advantage of increased server/workstation processing power.

     Significant market shifts have occurred over the last year with increase focus on networking elements. Momentum has been gained in the deployment of Storage Area Networks (SAN) and Network Attached Storage (NAS). Momentum in these areas is based on the implementation of advanced high speed networking technologies. With the increased deployment of Gigabit Ethernet as well as Optical networks, storage methods based on IP (Internet Protocol) networks is gaining strength. International Data Corporation (IDC) predicts that although the entire disk market was down 18% in 2001, Networked storage will account for 67% of disk storage systems by 2005. Overall disk storage systems market is expected to rebound in 2002.

Market Positioning

     Storage Computer is directly focused on the networked storage market. Our NAS (Network Attached Storage) appliance was in Beta trials in November and December 2001 and is now generally available. Last year we introduced the

CyberBorg storage system, which is a high speed, high performance SAN (Storage Area Network) component with various connectivity options. Yankee Group recently visited Storage Computer facilities analyzing our market space and product positioning. Their view is over the next several years market adoption will increasingly focus on converged storage systems, those which combine the best elements of NAS and SAN topologies.

     Storage Computer is committed to building converged storage product offerings. By integrating our Virtual Storage Architecture into integrated NAS and SAN hardware platforms we will achieve an extremely high level of flexibility and functionality for our customer base. Our storage platforms entail a diverse set of interconnectivity options including OC12 and OC48 (Optical Carrier) which yields a position in Storage Wide Area Networking
(SWAN). Although the telecommunications industry was in turmoil over the last few years, the Internet and optical backbones are stronger than ever. With increased demand for streamlining the efficiency of corporate wide area networks as well as an increase in metro optical area build outs, Storage Computer's product and market positioning associated with SWAN is positioned for not only addressing near term customer needs, but for the future.

Product Line

CYBERBORG:

     The CyberBorg is an advanced information storage and delivery system capable of simultaneously delivering large blocks of information, including digital images and financial data in record time. It has scalability to over 100 Terabytes and sustained data rates of 450MB per second. It can be integrated into existing networks and servers and adapted for either direct attached, SAN or NAS. The system's flexibility results in significant savings in cost and time by eliminating the need to invest in totally new networks and storage architectures.

CYBERNAS:

     The CyberNAS is a Network Attached Storage appliance, which is targeted to mid to large corporations. The product combines a disk storage subsystem, RAID implementation and file server all in one. The file system supports Microsoft Windows environment (CIFS), Unix (NFS) and AppleShare. The CyberNAS also has a diverse set of connectivity options including Ethernet, Gigabit Ethernet (wire speed) and OC12/48 (optical carrier).

CYBERFIBRE:

     The CyberFibre is a SAN ready storage system with truly large systems (18TeraBytes+) of optimized storage management power on a single controller and is configurable up to 120 disk drives per loop pair. With multiple host connections, its flexibility and scalability to adapt to expanding storage needs, the CyberFibre supports dynamic addition of disk capacity to existing RAID sets.

Customers and Applications

     The Company has an extensive worldwide customer list. Products based upon the Virtual Storage Architecture have been sold to customers across a broad range of industries including banking and financial services, education, technology, telecommunications, military/aerospace, general services, government, and manufacturing. It is our goal to continue to market to existing customers to leverage our multiple product offerings and to continue to expand our customer base for high-performance storage solutions.

Customer Service And Support

     We offer our customers a full array of customizable support options and programs. Customers have the option to decide how they want their service and support structured, so that the maintenance of the customer's data storage equipment fits into the customer's business model. Our technical services organization comprises a group of skilled support personnel, located at our corporate headquarters in Nashua, New Hampshire and in field locations in the United States, Europe and Asia.

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

Competition

     The information storage market is extremely competitive. Companies such as Compaq, EMC Corporation, IBM Corporation, Hewlett-Packard, NCR Corporation, Storage Technology, Sun Microsystems, and more than 100 other public and private companies provide disk arrays for a wide variety of computer systems, workstations and PCs. It is interesting to note that over the second half of 2001 a number of these large organizations have had difficulty maintaining profitable quarters. EMC had two consecutive loss quarters. Storage industry analysts contribute some of this to the larger corporations inability to quickly react to increasing pressure from smaller, more cost and performance competitive companies. Although we are currently unaware of any other vendor offering identical product offerings, we cannot assure you that we will be able to compete successfully against existing companies or future entrants to the marketplace. While we believe that the price-performance characteristics of our products are currently competitive, increased competition including the introduction of new products by our competitors, could result in price reductions, reduced gross margin and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

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

     International. We have established several different operational methods in order to penetrate and develop international markets. We use distributors and value-added resellers, combined with the selling efforts of wholly-owned subsidiaries, and affiliated, minority-owned entities, to penetrate certain international markets and maximize returns on our marketing and sales efforts.

     Storage Computer Europe, GmbH, our wholly-owned subsidiary located in Kelkheim, Germany, provides sales and product support throughout Central and Eastern Europe. In September 1992, we entered into a joint venture agreement as a minority shareholder and formed Storage Computer (Asia) Ltd. for the purpose of selling and servicing our products in Hong Kong and China. Similarly, in December 1995, we made a minority equity investment in Open Storage Solutions, S.A., in France, for the purpose of collaborating to sell and service products in France. Storage Computer (UK) Ltd.

manufactures products and supports the sales and service of the Company's products in the UK and certain countries in Western Europe. In October of 1998 the Company made an additional investment in Open Storage Solutions, SA, acquiring a majority interest and in January 2001, we acquired the remaining interest and changed our name to Storage Computer France SAS.

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

     We rely upon a limited number of suppliers of several key components utilized in the assembly of our products. We purchase disk drives and enclosures from a number of major disk drive suppliers. Our reliance on our suppliers involves certain risks, including a potential inability to obtain an adequate supply of required components, price increases, timely delivery and component quality. This risk is particularly significant with respect to suppliers of disk drives because in order to meet product performance requirements, we must obtain disk drives with extremely high quality and data storage capacity. In addition, there is currently a significant market demand for disk drives and for semiconductor memory components, which could result in component shortages, selective supply allocations and increased prices of such components. Although to date we have been able to purchase our requirements of such components, we cannot assure you that we will be able to obtain our full requirements of such components in the future or that prices of such components will not increase. In addition, we cannot assure you that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of our products and could have a material adverse effect on our business, operating results and financial condition.

Research And Development

     Since our inception, we have made substantial investments in research and development. We believe that our future performance will depend in large part on our ability to maintain and enhance our current products, develop new products that achieve market acceptance, maintain technological competitiveness and meet an expanding range of customer requirements. Our future growth depends substantially upon the success of our current product line and related products as well as new products that may be developed; however, we cannot assure you that our products will attain broad market acceptance. Due to the complexity of the engineering effort required to produce new data storage subsystem products, the development and commercial exploitation of new products are subject to significant technical risks. We cannot assure you that new products will be introduced on a timely basis or at all. If new products are delayed or do not achieve market acceptance, our business, operating results and financial condition will be materially adversely affected. In addition, we cannot assure you that customers will not defer orders in anticipation of new product introductions by our competitors or us.

     Our product may contain undetected software errors or failures when first introduced or as new versions are released. We cannot assure you that, despite testing by us and by current and potential customers, errors will not be found in new products until after commencement of commercial shipments, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon our business, operating results and financial condition.

     Our total expenses for research and development for fiscal years 2001, 2000 and 1999 were $4,335,000, $1,496,000 and, $1,981,000, respectively. Research and development efforts are expected to be focused on increasing the individual capabilities and performance of existing products and developing new value added software and hardware products to provide our installed base with greater functionality, as well as to attempt to expand that installed base.

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

     We believe that our products, trademarks and service marks do not infringe on the proprietary rights of third parties. We cannot assure you, however, third parties will not assert infringement claims against us in the future. If such a claim is made, we will evaluate the claim as it relates to its products and, if appropriate, may seek a license to use the protected technology. We cannot assure you that we would be able to obtain a license to use any such protected technology or that any such license could be obtained on terms that would not have a material adverse effect on us. If we, or our suppliers, are unable to license any such protected technology, we could be prohibited from incorporating or marketing such products. We could also incur substantial costs to redesign our products or to defend any legal action taken against them. In the event our products are found to infringe protected technology, we could be required to pay damages to the infringed party or be enjoined from manufacturing and selling such products.

     We require all employees, and technical and other consultants and advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. All of our key technical employees have also entered into agreements providing for the assignment of rights to inventions made by them while in our employment. Although we continue to take protective measures to protect our proprietary technology, we cannot assure you that these measures will be successful. In addition, the laws of certain foreign countries may not protect our rights to the same extent as U.S. law.

     During 1999, we completed a thorough evaluation of our patents, claims and other intellectual property rights. Upon completion of such evaluation, management firmly believes that several manufacturers in the computer storage marketplace have infringed several of our patents. In 2000, we began aggressively pursuing the enforcement of our intellectual property rights secured by the patents and have retained a major law firm, on a contingency basis, to enforce our rights. In 2001, we commenced litigation against several alleged infringing companies, including Hitachi Data Systems, Ltd. in the United Kingdom and Veritas Inc. in the Federal District Court for the Northern District of Texas. In addition, we commenced an action against XIOtech Corporation, a wholly owned subsidiary of Seagate Technologies LLC and later settled this action through mediation.

     We believe that there are more products being sold that infringe our patents and we will continue to vigorously enforce our intellectual patent property right .We will be seeking royalties for the past infringement, in addition to licensing agreements for the future production and sale of such infringing products.

Employees

     As of December 31, 2001, we had 75 full time employees. Of the total, 64 were based in North America, and 11 in the United Kingdom and Western Europe. Our ability to develop, manufacture and market our products and to establish and maintain a competitive position in our industry will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

ITEM 2.  Properties

    We currently lease, from an affiliate, a 35,000 sq. ft. facility that is occupied by our light manufacturing, research and development and administrative operations in Nashua, New Hampshire. In 2001, we paid annual rental of $300,000 to lease this facility. In December 2000, we executed a five-year operating lease for these facilities, which provides for annual adjustments to the monthly rental payment based upon the previous year's consumer price index. The lease has a five year renewal option, exercisable at our election, and does not provide us with a purchase option for the property. The current monthly rental is $25,000, which we believe is comparable to rentals of similar properties in the area and indicative of the fair market rental that could be obtained from an unrelated third party in an arm's-length transaction. See "Item 13 - Certain Relationships and Related Transactions." We lease all of our domestic and international outside sales offices. All our properties and premises are adequately protected by insurance coverage. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3.  Legal Proceedings

     In December 2001, Marketlink Technologies, LLC filed a civil action against us in the Circuit Court for Oakland County, Michigan, alleging that we owed them a $156,000 termination payment under the terms of a manufacturers representative agreement that we terminated for cause in April 2001 because of Marketlink's inability to sell our products and perform the services required by the agreement. In January 2002, we filed counterclaims against Marketlink in this matter, including Marketlink's breach of contract. We believe the claims of Marketlink are without merit and deny all allegations. Further, we intend to vigorously defend this action. We are unable to predict any outcome but we do not believe that our involvement in final settlement of or litigation costs defending this claim will have a material effect on our business, operating results or financial condition.

     In March 2001, we filed an action against XIOTech Corporation ("XIOTECH") and its parent company, Seagate Technology Inc. ("SEAGATE INC"), in the United States District Court for the Northern District of Texas claiming that its products infringe one of our patents. In December, 2001, we settled all matters in controversy that were pending in that action against XIOTECH, SEAGATE INC., and a related company, Seagate Technology LLC ("SEAGATE LLC"). Specifically, such matters included the alleged infringement of one of our patents, namely our U.S. Patent No. 5,893,919, by XIOTECH. The settlement between XIOTECH and us includes a one-time $2,500,000 royalty payment to us by XIOTECH for a fully paid up, royalty-free, worldwide, perpetual, license covering the `919 Patent, with no right to sublicense, and a royalty free cross license agreement between XIOTECH and us for all of our respective patents. Additionally, we entered into a cross license with SEAGATE, LLC providing a royalty-free, worldwide, perpetual, cross license, with no right to sublicense, between SEAGATE LLC and us for all of our patents and for all of SEAGATE LLC's storage system patents. All cross license agreements entered into to include all patents of Storage Computer Corporation and XIOTECH, and all storage system patents of SEAGATE LLC, including current and later acquired patents, domestic as well as foreign. Further, the parties agreed to dismiss all claims against each other and entered into certain mutual releases covering the subject matter, from any other action that may be brought as a result of these issues.

Additionally, SEAGATE LLC has agreed to withdraw its oppositions in the European Patent Office to our `287 and `494 patents.

     During March 2001 we filed legal actions against Hitachi Data Systems Limited in the United Kingdom for infringement of two of the European patents in our intellectual property portfolio. The trial date is set for June 17, 2002.

     In October 2001 we filed a patent infringement action in the United States District Court for the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation, alleging that certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property patent number U.S. 5,893,919 entitled "Apparatus and Method for Storing Data with Selectable Data Protection Using Mirroring and Selectable Parity Inhibition." In February 2002, we filed an additional patent infringement action in the United States District Court for the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation alleging that certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property, specifically U.S. 5,257,367 entitled "Data Storage system with Asynchronous Host Operating System Communication Link". These actions have been referred to a court appointed mediator with a mediation date set for late April 2002. In March 2002, we filed a third patent infringement action against Veritas Software Corporation and Veritas Software Global Corporation alleging certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property patent number U.S. 6,098,128 entitled "Universal Storage Management System." The Storage Computer claim is for injunctive relief, damages and legal costs arising from the alleged infringement.

     The outcome in the Hitachi and Veritas unresolved patent proceedings cannot possibly be predicted, but we intend to vigorously pursue the enforcement of our intellectual property rights and our claims in these actions and against other manufacturers whose products we believe infringe on our patents and intellectual property rights. Our failure to successfully enforce our patent rights could have a material adverse effect on our business, operating results and financial condition.

     We are involved from time to time in various other minor legal actions in the ordinary course of our business, which we believe do not have a material adverse effect on our business, operating results or financial condition.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. Market For Registrants Common Equity And Related Stockholder Matters

     Our Common Stock is traded on the American Stock Exchange under the symbol "SOS".

     The following table sets forth the range of the high and low closing sales prices for our Common Stock for the fiscal years ended December 31, 2001 and 2000, as reported by the American Stock Exchange.

                                   FISCAL 2001
                                   -----------
                                                 High      Low
                                                 ----      ---
               First Quarter                     9.80      6.50
               Second Quarter                    9.62      5.00
               Third Quarter                     8.85      3.72
               Fourth Quarter                    9.40      3.75

                                   FISCAL 2000
                                   -----------
                                                 High      Low
                                                 ----      ---
               First Quarter                     15.44    3.31
               Second Quarter                    14.00    6.00
               Third Quarter                     14.63    8.75
               Fourth Quarter                    24.01    4.80

     On April 8, 2002, there were 347 record holders of our Common Stock. We believe the actual number of beneficial owners of the Common Stock is in excess of 5,400 holders because many of the shares of our Common Stock are held in custodial or nominee accounts for the benefit of persons other than the record holder.

     We have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We are also restricted from paying cash dividends under the terms of our Series A, B, C and E Preferred Stock.

     During the first quarter of our fiscal year 2002, our common stock traded at prices ranging from a low closing price of $5.88 to a high closing price of $7.99.

     On August 15, 2001, we completed a $5,000,000 private placement of a new Series E Convertible Preferred Stock to the holder of our Series C Preferred Stock, RGC International Investors, LDC. Because the sale was made to a single accredited investor, the sale was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The shares of Series E Convertible Preferred Stock are convertible into 771,605 shares of common stock at a fixed conversion price of $6.48 and may be converted at any time until October 31, 2003 when conversion is automatic. In connection with the investment we issued a warrant to purchase 771,605 shares of common stock at $10.80 per share.

ITEM 6.  Selected Financial Data

     The following data, insofar as it relates to the three fiscal years 1999 through 2001 has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000, and the related Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as of December 31, 1999, December 31, 1998 and December 31, 1997, and the Statements of Operations Data for the fiscal years 1998 and 1997, has been derived from our historical financial statements for such periods.

                                                                                  Year ended December 31
                                                               ------------------------------------------------------------
                                                                  2001         2000         1999       1998          1997
                                                                  ----         ----         ----       ----          ----
                                                                          (in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA

Revenues:
   Products and services....................................   $  6,548     $  6,506     $ 10,526     $ 17,052     $ 37,146
   License fees.............................................      2,500            0            0            0            0
                                                               --------     --------     --------     --------     --------
      Total revenues........................................      9,048        6,506       10,526       17,052       37,146
                                                               --------     --------     --------     --------     --------
Costs and expenses:
   Cost of products and services............................      5,546        6,525        6,303       11,839       18,153
   Costs of license fees, primarily legal costs.............      2,311            0            0            0            0
   Research and development.................................      4,335        1,497        1,981        4,258        2,852
   Selling and marketing....................................      4,408        2,262        4,099        8,872        7,960
   General and administrative...............................      3,110        2,316        2,357        2,388        1,526
   Amortization of intangibles..............................      2,832          836            0            0            0
   Restructuring costs......................................          0          800            0            0            0
   Write down of investment.................................          0            0            0        2,094            0
                                                               --------     --------     --------     --------     --------
      Total costs and expenses..............................     22,542       14,236       14,740       29,451       30,491
                                                               --------     --------     --------     --------     --------

Operating income (loss).....................................    (13,494)      (7,730)      (4,214)     (12,399)       6,655

Other income (expense)......................................        277         (430)        (562)        (636)        (399)
                                                               --------     --------     --------     --------     --------

Income (loss) before income taxes...........................    (13,217)      (8,160)      (4,776)     (13,035)       6,256

Provision (benefit) for income taxes .......................          0        1,816         (200)      (2,145)       2,364
                                                               --------     --------     --------     --------     --------

Net income (loss)...........................................    (13,217)      (9,976)      (4,576)     (10,890)       3,892

Dividends on preferred stock including amortization
   of the beneficial conversion features....................     (7,709)     (10,075)           0            0            0
                                                               --------     --------     --------     --------     --------

Income (loss) applicable to common stockholders before
   cumulative effect of change in accounting principle......    (20,926)     (20,051)      (4,576)     (10,890)       3,892

Cumulative effect of change in accounting principle.........          0         (810)           0            0            0
                                                               --------     --------     --------     --------     --------

Net income (loss) applicable to common stockholders.........   ($20,926)    ($20,861)     ($4,576)    ($10,890)      $3,892
                                                               ========     ========     ========     ========     ========

Income (loss) available to common stockholders before
   cumulative effect of change in accounting principal
   per basic and dilutive share.............................     ($1.32)      ($1.57)      ($0.40)      ($0.97)       $0.33

Net income (loss) available to common stockholders
   per basic and dilutive share.............................     ($1.32)      ($1.64)      ($0.40)      ($0.97)       $0.33


BALANCE SHEET DATA

Cash and cash equivalents...................................   $  5,628     $ 14,852     $  1,182     $    925     $  1,113
Working capital.............................................      9,126       16,327          429        3,399       12,606
Total assets................................................     33,710       45,118       14,229       22,900       30,812
Long-term obligations.......................................        328        1,489        1,060          710          710
Redeemable preferred stock..................................      3,725       12,557            0            0            0
Stockholders' equity........................................     26,543       26,984        4,017        8,346       18,901

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

INTRODUCTION

     This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and result of operations of the Company for the three-year period ended December 31, 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 14 of this annual report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to the allowance for doubtful accounts; inventory reserves for lower of cost or market adjustments, excess quantities and discontinued products; estimated lives and impairment of tangible and intangible long-life assets; restructuring costs; litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

     We believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

     We recognize revenue from product sales at the time of shipment. Revenue from services is recognized over the contract period or as services are provided. Revenue from license fees is recognized over the contract period or when received for fully-paid license agreements. These revenue accounting policies do not require significant estimates by management.

Impairment of Goodwill and Intangible Assets

     Goodwill and other intangible assets that resulted from our acquisition of CyberStorage Systems in 2000 which was accounted for as a purchase, are recorded at amortized cost. We periodically review the carrying amounts of these intangible assets for indications of impairment based on the integration of the acquired technology into our product lines and market conditions for the sale of these products. If indications of impairment are present, we assess the value of the intangible assets. During 2001 and continuing into the first quarter of 2002, considerable turmoil existed in storage technology markets and the impact of overall economic conditions on introduction of our new products, signaled an indication of the potential for impairment. On the other hand, the events of September 11th created a strong focus on business continuance practices and information storage and redundancy. We have analyzed the positioning of our existing and new product technologies in our market place and concluded that there was no impairment in the value of our various intangible assets. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with acquired businesses are impaired.

     Beginning in 2002, the method for assessing potential impairments of intangibles will change based on new accounting rules issued by the Financial Accounting Standards Board (FASB). The Company has not yet determined how the pronouncements will affect its future financial position and results of operations. The new accounting rules will result in the elimination of the non-cash charge to our operations for amortization of goodwill.

Allowance for Doubtful Accounts

     We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified in our portfolio of receivables. If the financial condition of our customers deteriorates resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

Restructuring Costs

     During 2000, we recorded significant restructuring accruals in connection with the integration of our acquisition of CyberStorage Systems into our existing business. These accruals included estimated costs to settle certain contractual obligations, personnel related costs for benefit programs and redundancy, and charges related to excess inventory quantities and parts for discontinued products. The majority of our estimates were based on reasonably determinable facts and circumstances and our actual costs incurred were consistent with our estimates. During 2001 additional reserves were provided for inventories related to discontinued products.

Intellectual Property Rights, Contingencies and Litigation

     We have a substantial portfolio of patents, claims and other intellectual property rights. Costs and expenses in connection with the development of and the enforcement of our rights are expensed when incurred. Certain contingent fees for legal services are due upon the receipt of license fees over contract periods or upon receipt of payment for paid-up license arrangements. We currently are in legal proceedings in connection with the enforcement of our intellectual property rights the results of which cannot be predicted. Our failure to successfully enforce our patent rights could have a material adverse effect on our business, operating results and financial condition.

     In the normal course of our business, we are subject to various other proceedings, lawsuits and claims relating to product, technology, labor and other matters as further described in Item 3. Legal Proceedings. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. We believe that none of the existing matters will result in a material adverse effect on our business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

     Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. Given the recent volatility in the securities markets and, in particular, the securities of technology companies, we cannot assure that continuing investors' investments will be available to us or that we will receive additional equity financing. Our failure to maintain adequate liquidity and working capital could have a material adverse impact on us.

     We have continued to incur operating losses in 2002. While development and introduction of our new products continues and our marketing and sales activities have increased, we have implemented cost reductions programs where possible, primarily in employee headcount and the use of independent software contractors. Management believes that available working capital coupled with the ability for raising additional equity financing will support the Company's operating plan. We continue to evaluate opportunities for raising additional financing and believe that such will be available on reasonable terms to the Company.

Cash flows

     Our cash flows, cash and cash equivalents, and working capital for the three years ended December 31, 2001 are summarized as follows:

                                                    2001        Change       2000       Change       1999
                                                    ----        ------       ----       ------       ----
                                                                        (In thousands)
                                                                        --------------
Net cash provided (used) in operations             ($11,503)    ($9,062)   ($2,441)    ($5,032)     $2,591
Net cash provided (used) in investing activities       (144)       (191)        47          52          (5)
Net cash provided (used) in financing activities      2,446     (13,474)    15,920      18,189      (2,269)

Cash and cash equivalents                             5,628      (9,224)    14,852      13,670       1,182
Working capital                                       9,126      (7,201)    16,327      15,898         429


     Cash flow used in operations increased in 2000 due to increased operating losses and an increase in working capital accounts, excluding cash, that was partially offset by amortization of intangible assets, a provision for restructuring costs and a deferred tax provision. Cash flows used in operations continued to increase in 2001 due to increased operating losses and continued increases in working capital accounts, excluding cash, that were partially offset by the net effect of an increase in amortization of intangible assets, non-cash compensation for services, a reduced provision for restructuring cost and a reduction in the provision for deferred taxes.

     Cash flows from investing activities have not been material. The Company does not have or anticipate any significant capital equipment requirements at this time.

     Cash flow from financing activities increased dramatically in 2000. We issued redeemable convertible preferred stock (Series A, B and C) and warrants to private investors for $20.8 million, warrants to purchase common stock were exercised for $1.1 million and employee stock options were exercised for $1.1 million. $7 million of the proceeds from the financings were used to pay-off our bank credit facility that was then terminated. Cash flow from financing activities in 2001 consisted of a convertible preferred stock financing at a fixed conversion rate (Series E) for $4.8 million which was partially offset by the redemption of the remaining Series A and B convertible preferred stock outstanding and held by outside investors for $2.1 million. The terms of the financings are described in the Notes to the Consolidated Financial Statements in Item 14 of this annual report. We believe that the terms were the best available to the Company at that time of each financing.

Credit facilities, debt and lease payment commitments

     We currently have no outstanding secured debt or amounts due on credit facilities and we due not have a line of credit at the present time. We previously had a revolving credit facility with a bank that was repaid and terminated in 2000.

     Our annual debt maturities and lease payment under noncancellable operating leases are as follows:

                           Debt maturities       Lease payments
                           ---------------       --------------
        2002                  $285,254              $399,005
        2003                   234,434               341,408
        2004                    93,750               307,958
        2005                                         281,264
        2006                                           2,322

Related party transactions

     In August 2001 our Board of Directors approved a plan to make demand loans with interest at prime plus 1% to directors and executive officers of the Company up to an aggregate of $500,000 to purchase common stock of the Company in the public market and $126,178 including accrued interest was outstanding at December 31, 2001. The Board of Directors also approved a temporary advance to the Chief Executive Officer of the Company of up to $1,750,000 of which $1,314,620 including accrued interest at prime plus 1% was outstanding at December 31, 2001. In January 2002, $1,000,000 of the advance was repaid and the balance was offset against a note payable and accrued interest due to the officer.

     The Company has a notes payable to the Chief Executive Officer of the Company of $710,000 with interest at prime plus 1% and $100,000 with interest at 6% which is convertible into common stock of the Company at $4.00 per share. The notes and related accrued interest are due in April of 2002. They were offset against the temporary advance to this officer at December 31, 2001. In January 2002, the balance of the temporary advance remaining unpaid of $314,620 was offset against the accrued interest and the notes payable leaving a balance due on the notes of approximately $770,000 which will be due on demand in April 2002.

Foreign currency transactions

     We do not currently utilize any derivative products to hedge its foreign currency risk. Our foreign subsidiaries' obligations to their parent are denominated in United States dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the United States dollar and our subsidiaries' functional currencies, currently the German mark and the British pound and the French franc. This exposure is limited to the period between the time of accrual of such liability to the parent in the subsidiaries' functional currency and the time of its payment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     During the fourth quarter of 2000, the FASB issued Emerging Issues Task Force (EITF) 00-27 "Application of EITF issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to certain Convertible Instruments". EITF No. 00-27 requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company, during fiscal year 2000. This accounting change required the value of the warrants issued with the preferred stock to be included in the calculating the beneficial conversion value. This resulted in a cumulative charge of $809,364 to loss applicable to common stockholders in the fourth quarter of 2000.

     In June 2001, the FASB finalized FASB Statements NO. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The FASB also requires, upon adoption of SFAS 142, that the Company classify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and ceases amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

     The Company's acquisition of CyberStorage Systems in 2000 was accounted for using the purchase method. All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $16,287,911 and other intangible assets were $3,958,906 as of Decemeber 31, 2001. Amortization expense during the year ended December 31, 2001 was $2,831,736. The Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will affect its future financial position and results of operations.

     The Company did not acquire any goodwill or other intangible assets between the period June 30, 2001 and December 31, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell. The Company expects to adopt SFSAS No. 144 in the first quarter of fiscal year 2002 and is currently reviewing the effects of adopting SFSAS No. 144 on its financial position and results of operations.

RESULTS OF OPERATIONS

    The following table presents our consolidated statement of operations stated as a percentage of revenue for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

                                                  2001        2000        1999       1998        1997
                                                  ----        ----        ----       ----        ----
Revenue

  Products and services                          72.37%     100.00%     100.00%    100.00%     100.00%

  License fees                                   27.63           0           0          0           0
                                               -------     -------      ------     ------      ------

     Total revenues                             100.00      100.00      100.00     100.00      100.00
                                               -------     -------      ------     ------      ------

Costs and expenses:

  Cost of products and services                  61.30      100.30       59.88      69.43       48.87

  Cost of license fees                           25.53           0           0          0           0

  Research and development                       47.91       23.00       18.82      24.97        7.68

  Selling and marketing                          48.71       34.77       38.94      52.03       21.43

  General and administrative                     34.37       35.59       22.40      14.00        4.11

  Amortization of intangibles                    31.30       12.85           0          0           0

  Restructuring costs                                0       12.30           0          0           0

  Write Down of Investment                           0           0           0      12.28           0
                                               -------     -------      ------     ------      ------

    Total                                       249.12      218.81      140.04     172.71       82.09
                                               -------     -------      ------     ------      ------

Operating income (loss)                        (149.12)    (118.81)     (40.04)    (72.71)      17.91

Other income (loss)(expense)                      3.06       (6.61)      (5.34)     (3.73)      (1.08)
                                               -------     -------      ------     ------      ------

Income (loss) before income taxes              (146.06)    (125.42)     (45.38)    (76.44)      16.83

Provision (benefit) for income taxes                 0       27.92       (1.90)    (12.58)       6.37
                                               -------     -------      ------     ------      ------

Net income (loss)                              (146.06)%   (153.34)%    (43.48)%   (63.86)%     10.46%
                                               =======     =======      ======     ======      ======



Revenue

     Revenues from sales of products and services decreased $4,020,000 in 2000 due to the continuing contraction of our customer base due to customers concerns about our financial condition, delays in delivery of upgrade features, reduced sales and marketing staff and unsuccessful attempts to reestablish our re-seller sales and marketing channel. Revenues from sales of products and services increased only slightly in 2001 and consisted primarily of legacy RAID products and the Cyber products existing at the time that CyberStorage Systems was acquired. Introduction of our new product lines of CyberBorg, CyberNAS and CyberFibre did not begin until late in 2001 and will continue in 2002. We expect future sales to come primarily from our new product lines described elsewhere in this annual report.

     Revenues from license fees with respect to our patents and other intellectual properties began in 2001 with our settlement of our claims against XIOTech Corporation and its parent company, Seagate Technology, Inc. We currently are in legal proceedings, in connection with the enforcement of our patents and other intellectual property rights, the results of which cannot be predicted. Our failure to successfully enforce our patent rights and receive revenue from license fees could have a material adverse effect on our business, operating results and financial condition.

     Revenues by geographic region expressed as a percentage of total revenues is as follows:

                              Year Ended        Year Ended          Year Ended
                              December 31,      December 31,        December 31,
                              2001              2000                1999
                              -----------       ------------        ------------
North America                    79%                55%                 44%

Asia                             10%                22%                 22%

European Sales                    9%                21%                 33%

Other Regions                     2%                 2%                  1%

     The shift in revenue from 1999 through 2001 resulted from a reduction in the European direct sales force and revenues from license fees in North America in 2001.

     For the years ended December 31, 2001 and 1999, sales to one customer were in excess of 10% of revenue.

     All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk. Export sales from the European sales offices are denominated in United States dollars. Sales occuring through our subsidiaries located in England and Germany are conducted in the local functional currency.

Cost of products and services

     Cost of products and services increased $222,000 in 2000 due to additional direct and indirect manufacturing personnel associated with the CyberStorage Systems acquisition in September 2000 and decreased $979,000 in 2001 due to lower level of manufacturing activity, the shift to our new product lines and staffing reductions in our factory. Included in costs of products and services were writedowns of inventory in the amount of $2.9 million and $1.0 million in 2000 and 2001, respectively in connection with the restructuring.

Gross profit

     Gross profit on the sale of products and services is summarized as follows:


                                   2001               2000             1999
                                   ----               ----             ----
                               (In thousands except for % of sales amounts)

     Gross profit            $1,002   15.3%       ($19)  (.3%)   $4,223   40.1%
     Restructuring costs
      included in the
      cost of products
      and services.........  $1,000   15.2%     $2,900  44.6%         -      -


Gross profits were reduced in 2000 and 2001 primarily due to provisions for restructuring costs associated with excess inventory quantities and inventories related to discontinued products discussed above.

Cost of license fees

     Costs associated with to the enforcement of our patent and other intellectual property rights totaling $2,311,000 in 2001 were for legal and consulting fees and expenses incurred.

Research and development expenses

     Research and development expenses, relating primarily to personnel costs, expenses for independent contractors, purchase of software and supplies, were reduced by $484,000 in 2000 due to working capital reductions partially offset by increases in costs for personnel that joined the Company with the CyberStorage Systems acquisition. Research and development expenses to develop our new product lines increased by $2,838,000 in 2001 with the availability of equity financing funds.

     The Company expects to expend approximately $4,500,000 on research and development, during fiscal 2002, relating to improvements in existing products and new product offerings, subject to the availability of working capital.

Selling and marketing expenses

     Selling and marketing expenses relating to personnel staffing, expenses for public relations, trade shows, trade publications, sales commissions and travel were reduced by $1,837,000 in 2000 due to working capital reductions. Selling and marketing expenses increased by $2,146,000 in 2001 with the rebuilding of the sales and marking organization and expenses associated with the introduction on existing CyberStorage Systems products and our new product lines.

General and administrative expenses

     General and administrative expenses remained virtually unchanged in 2000 since the reductions in executive and administrative support personnel earlier in the year were offset by the hiring of new senior management personnel and the addition of CyberStorage Systems employees. General and administrative expenses increased by $794,000 in 2001 due primarily to continued increases in support personnel ($647,000), travel expenses ($64,000), legal and auditing services ($83,000).

Amortization of intangibles

     Amortization of goodwill and other intangible assets relate to the acquisition of CyberStorage Systems in September 2000. Four months of amortization were recorded in 2000 and a full year of amortization was recorded in 2001. Amortization of goodwill of approximately $1,900,000 annually will be eliminated in 2002 with the adoption of SFAB 142 described elsewhere in the annual report.

Other income (expense), net

     Other income (expense), net was reduced by $132,000 in 2000 due to the reduction in interest cost on our bank credit facility partially offset by decreases in other expenses primarily translation losses. Other income (expense), net income increased by $707,000 in 2001 due primarily to increased interest income on invested cash and cash equivalents.

Provision for income taxes

     Our provision for income taxes increased in 2000 due primarily to the reduction of our deferred tax assets to zero by increasing the valuation reserve by $2,194,000.

Inflation

     Inflation has not had a material impact on our operations.

Acquisitions

     On September 14, 2000, we acquired CyberStorage Systems Corporation ("CyberStorage") as a wholly owned subsidiary in a stock for stock acquisition and merged the two operating companies. Although on a short-term basis the acquisition of CyberStorage is expected to be dilutive to our earnings, on a long term basis we expect that the CyberStorage acquisition will add to our earnings per share on a fully diluted basis.

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

     In addition, our stock price may be affected by general market conditions and domestic and international economic factors unrelated to the Company's performance such as the dramatic decreases suffered by almost every public company in the high technology sector in 2000. Further, until recently, our stock was thinly traded. Because of these factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

Our Business May Suffer If We Cannot Protect Our Intellectual Property

     We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Therefore, we cannot assure you that we will be able to adequately protect our proprietary technology against unauthorized third-party copying or use, which could adversely affect our competitive position. Further, we cannot assure you that we will be able to obtain licenses to any technology that it may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

Intellectual Property Rights

     We are aggressively pursuing the enforcement of our intellectual property rights after an extensive patent review conducted in 1999. In 2000, we retained a major law firm to enforce these rights against infringing parties, the number of which management believes to be extensive. In 2001, we began bringing legal actions against companies whose products we believed infringed on our intellectual property rights and patent portfolio. We intend to vigorously pursue these actions. Despite ours and our legal representatives' efforts, there can be no assurance or predictability as to any amount of recovery or the length of time it will take us to recover any royalties or license fees which may be recoverable. Despite our efforts to protect these intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

Development of New Products and Solutions

     We must make continuous investment in research and development to maintain our ongoing effort to continually improve our products and provide innovative solutions to our customers. The development of software products is a difficult and costly process and subject to many other products' requirements. Our inability to timely deliver new products in the past has had an adverse effect on our operating and financial results. We cannot assure you that we will be able to effectively develop new products in the future.

Competition

     We compete with many established companies in the computer storage and server industries and certain of these companies have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunity to address customers' various information technology requirements than we do. Our business may be adversely affected by the announcement or introduction of new products by our competitors, including hardware, software and services, price reductions of our competitors' equipment or services and the implementation of effective marketing strategies by our competitors.

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

Rapid Technological Changes

     The computer industry is changing both dramatically and rapidly. The development of "open systems computing", the introduction of the Internet, new fibre technologies (SAN) and the increasing storage density in disk drive technologies, have caused an increase in new product development and shorter time to bring the new products to market. While we believe that our Virtual Storage Architecture, StorageSuite and CyberBORG products are advanced when compared to competitive products, and complement many other products utilized in total customer solutions, we cannot assure that this will continue in the future. The failure to remain consistently ahead of competitive technologies would have a negative impact on our operating results and financial condition.

Business Alliances

     Many companies are forming business alliances with their competitors, to be able to provide totally integrated storage solutions to their customers. One result of these alliances is to effectively preclude competitive products from being offered to customers. Many of the relationships are exclusive and our failure to develop similar relationships will effectively reduce the number of qualified sales opportunities we will have for our products in the future. We believe that we address this issue by our return to the reseller channel sales model and having the integrator/solution providers/value added-resellers perform the solution selling required. Our failure to open these sales channels will have a negative effect on our operating results and financial condition.

Operations

     Our products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur by us or our suppliers, we could experience a rate of failure in our products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in our future growth. We frequently revise and update manufacturing and test processes to address engineering and component changes to our products and evaluate the reallocation of manufacturing resources among our facilities. We cannot assure that our efforts to monitor, develop and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

     Additionally, most companies in the high technology arena are under pressure to be able to acquire and retain the services of talented individuals. At present, there is a shortage in the number of qualified employees who are available, creating a lucrative job market for qualified and talented high tech employees. We have had a decline in revenue in each of the three previous years and comparable reduction in our work force. While we believe that we have the required core personnel to effectively manage and grow, we cannot assure that key employees will not leave the company in the future. The failure to maintain key employees could adversely affect our future operating and financial results in the future.

Liquidity and Working Capital

     Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. Given the recent volatility in the securities markets and, in particular, the securities of technology companies, we cannot assure you that continuing investors' investments will be available to us and that we will receive additional equity financing. Our failure to maintain adequate liquidity and working capital could have a material adverse impact on us.

Failure of Suppliers to Provide Quality Products

     We purchase several sophisticated components and products from one or a limited number of qualified suppliers. These components and products include disk drives, high density memory components and power supplies. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality and delivery requirements. If any of our suppliers were to fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations or financial condition. Additionally, we periodically transition our product line to incorporate new technologies. The importance of transitioning our customers smoothly to new technologies, along with our historically uneven pattern of quarterly sales, intensifies the risk that a supplier who fails to meet our delivery or quality requirements will have an adverse impact on our revenues and earnings.

Changes in Laws, Regulations Or Other Conditions That Could Adversely Impair Our Condition

     Our business, results of operations and financial condition could be adversely affected if any laws, regulations or standards, both foreign and domestic, relating to us or our products were newly implemented or changed.

Litigation That We May Become Involved In May Adversely Affect Us

     In the ordinary course of business, we may become involved in litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming, divert management's attention and resources and cause us to incur significant expenses. Furthermore, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     We have only the market risk inherent in financial instruments that relate primarily in fluctuations in the prime rate of interest to be charged under the terms of the several promissory notes due from and to certain of our executive officers and directors because we terminated the credit facility tied to the prime rate of interest in August 2000. We do not use derivative products and do not have any material unhedged monetary assets, except for the inter-company balances outstanding, which are detailed above in ITEM 7 "Foreign Currency Transactions".

ITEM 8. Financial Statements and Supplementary Data

     The financial statement data listed in the Index to Consolidated Financial Statements at Item 14 of this Form 10-K are incorporated by reference into this
Item 8 of Part II of this Form 10-K.

     The following supplementary data is incorporated by reference:

     Quarterly Financial Results (unaudited) for the two years ended December 31, 2001 (see Note M of the "Notes to the Consolidated Financial Statements" contained in this Form 10-K).

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

     The information required by Part III, Items 10, 11 12, and 13, are incorporated herein by reference to our Proxy Statement for our 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement") as follows:

ITEM 10.  Directors and Executive Officers of the Company

     Incorporated by reference to sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the 2002 Proxy Statement.

ITEM 11. Executive Compensation

     Incorporated by reference to sections entitled "Executive Compensation" and "Performance Graph" of the 2001 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference to sections entitled "Who are the largest owners of the Company's Stock?" and "How much stock do the Company's directors and executive officers own?" of the 2002 Proxy Statement.

ITEM 13.  Certain Relationships and Related Transactions

     Incorporated by reference to section entitled "Certain Relationships and Related Transactions" of the 2002 Proxy Statement.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) The following documents are included as part of the report:

     (1) Financial Statements

     Our following financial statements and the report of the independent auditors are filed as part of this report:

     (1) Index to Financial Statements

         Report of Independent Auditors

         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

         None

     (3) Exhibits

     Certain of the exhibits listed hereunder have been previously filed with the Commission as exhibits to certain prior registration statements and periodic reports as indicated below.

3.1 Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2,
     1994).

3.2 Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2,
     1994).

3.3 Amended Certificate of Designation establishing Series A 8% Convertible Preferred 3.2 Stock (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on October 6, 2000).

3.4 Certificate of Designation establishing Series B 8% Convertible Preferred Stock 3.3 (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K as filed on October 6, 2000).

3.5 Certificate of Designation establishing Series C Convertible Preferred Stock. (Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter period ended September 30, 2000).

3.6 Certificate of Designation establishing Series E Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on August 22, 2001).

4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Form S-4, Registration No. 33-87028, as filed on December 2, 1994).

4.2   Restated and Amended Stock Incentive Plan (Incorporated by reference as
      Exhibit 4.1 to the Company's Form S-8, Registration No. 333-31207, as filed on July 14, 1997).

4.3 Form of Restated and Amended Stock Incentive Plan, Stock Award (Incorporated by reference to Exhibit 4.2 to the Company's Form S-8, Registration No. 333-31207, as filed on July 14, 1997).

4.4   The Company's 401(k) Savings Plan (Incorporated by reference to Exhibit
      4.1 to the Company's Form S-8, Registration No. 333-48987, as filed on March 31, 1998).

4.5   1999 Amended Stock Incentive Plan (Incorporated by reference to Exhibit
      4.1 to the Company's Form S-8, as filed on August 16, 2000).

4.6 The 2000 Stock Option Plan of CyberStorage Systems Corporation (Incorporated by reference to Exhibit 4.2 to the Company's Form S-8, Registration No. 333-69536, as filed on September 18, 2001).

4.7 Form of Common Stock Warrant associated with Series A Preferred Stock, together with Schedule of Warrants (Incorporated by reference to Exhibit
      4.6 to the Company's 2000 Form 10-K, as filed on April 16, 2001).

4.8 Common Stock Warrant associated with Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the period ended September 30, 2000).

4.9 Common Stock Warrant associated with Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-Q for the period ended September 30, 2000).

4.10 Form of Common Stock Warrant issued to Citizens Financial Group, Inc., together with Schedule of Warrants (Incorporated by reference to Exhibit
      4.9 of the Company's 2000 Form 10-K, as filed on April 16, 2001).

4.11 Common Stock Warrant associated with Series E Preferred Stock (Incorporated by reference to Exhibit 4.2 to our Report on Form 8-K filed August 22, 2001).

10.1 Promissory Note in the principal amount of $710,000 dated December 6, 1997 made Payable to Theodore J. Goodlander (Incorporated by reference to Exhibit 10.2 of the Company's 1999 Form 10-K, as filed on April 14, 2000).

10.2 Lease Agreement between Kristiania Corporation and Storage Computer Corporation dated December 1, 2000 (Incorporated by reference to Exhibit
      10.10 of the Company's 2000 Form 10-K, as filed on April 13, 2001).

10.3 Executive Employment Agreement effective September 16, 2000 between John Thonet and the Company (Incorporated by reference to Exhibit 10.13 of the Company's 2000 Form 10-K, as filed on April 13, 2001).

21    Subsidiaries of the Company.

23    Consent of BDO Seidman, LLP.

24    Power of Attorney (Included in Signature page hereto).

     (b) Reports on Form 8-K

          1. December 18, 2001 - Other Events. The Company reported the settlement of its litigation with XIOtech Corporation for a payment of $2,500,000 and cross-license agreements between the parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Nashua, New Hampshire, on the 12th day of April, 2002.

                                      STORAGE COMPUTER CORPORATION

                                      BY:      /s/Theodore J. Goodlander
                                         ---------------------------------
                                         Theodore J.  Goodlander
                                         Chairman of the Board of Directors, CEO
                                         (Principal Executive Officer)

     The undersigned directors and officers of Storage Computer Corporation hereby severally constitute and appoint Theodore J. Goodlander and Peter N. Hood as our true and lawful attorneys-in-fact and agent with full power of substitution, and each of them acting alone to execute in our name and behalf in the capacities indicated below any and all amendments to this annual report to be filed with the Securities and Exchange Commission and hereby ratify and confirm all that such attorney-in-fact and agent shall lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.

Signature                    Capacity                             Date
---------                    --------                             ----

/s/ Theodore J. Goodlander   Chairman of the Board of Directors   April 12, 2002
--------------------------   CEO (Principal Executive Officer)
Theodore J. Goodlander


/s/ Edward A. Gardner        President and Director               April 12, 2002
--------------------------
Edward A. Gardner

/s/ John L. Thonet           Chief Operating Officer and          April 12, 2002
--------------------------   Director
John L. Thonet

/s/ Peter N. Hood            Treasurer and CFO (Principal         April 12, 2002
--------------------------   Accounting Officer)
Peter N. Hood

                             Director
--------------------------
Steven Chen

/s/ Roger E. Gauld           Director                             April 12, 2002
--------------------------
Roger E. Gauld

/s/ Thomas A. Wooters        Director                             April 12, 2002
--------------------------
Thomas A. Wooters

                          STORAGE COMPUTER CORPORATION

                                  - I N D E X -


                                                                    Page
                                                                    Number
                                                                    ------

Report of Independent Auditors                                       F-1

Consolidated Balance Sheets at
December 31, 2001 and December 31, 2000                              F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2001, December 31, 2000 and December 31, 1999           F-3

Consolidated Statements of Stockholders'
Equity for the Years Ended December 31,
2001, December 31, 2000 and December 31, 1999                        F-4

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2001,
December 31, 2000 and December 31, 1999                              F-5

Notes to Consolidated Financial Statements                       F-6 to F-20

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Storage Computer Corporation
Nashua, New Hampshire 03062

   We have audited the accompanying consolidated balance sheets of Storage Computer Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Storage Computer Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                            BDO Seidman, LLP

Boston, Massachusetts
February 27, 2002

                         STORAGE COMPUTER CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                 --------------------------
                                                                                     2001          2000
                                                                                 ------------  ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents.................................................... $  5,627,855  $ 14,852,259
   Accounts receivable, net (Note B)............................................    1,644,366       847,829
   Inventories (Note B).........................................................    3,811,658     4,316,104
   Due from officers and directors (Note D).....................................      356,269            --
   Other current assets.........................................................      799,530       399,302
                                                                                 ------------  ------------
       Total current assets.....................................................   12,239,678    20,415,494

Property and equipment, net (Note B)............................................      828,817     1,141,299
Goodwill and other intangibles, net of accumulated amortization of $3,668,000 in
  2001 and $836,000 in 2000 (Notes B and C).....................................   20,246,817    23,317,443
Other assets....................................................................      394,902       244,040
                                                                                 ------------  ------------
       Total assets............................................................. $ 33,710,214  $ 45,118,276
                                                                                 ============  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................. $    802,015  $    896,049
   Accrued expenses (Note B)....................................................    1,533,689     2,436,291
   Deferred revenue.............................................................      492,987       492,028
   Current maturities of long-term debt (Note E)................................      285,254       263,863
                                                                                 ------------  ------------
       Total current liabilities................................................    3,113,945     4,088,231
                                                                                 ------------  ------------
Long-term debt, less current maturities (Note E)................................      328,184     1,489,299
                                                                                 ------------  ------------
Commitments and contingencies (Notes F, G and J)................................

Redeemable convertible preferred stock (Note K).................................    3,725,015    12,556,661
                                                                                 ------------  ------------
Stockholders' equity (Notes E, H and K):
   Preferred stock, $.001 par value,
     1,000,000 shares authorized; shares
     outstanding: 15,600 in 2001 and 76,000 in 2000;
     13,100 in 2001 and 76,000 in 2000 included
     in redeemable convertible preferred stock..................................    1,178,319            --
   Common stock, $.001 par value,
     25,000,000 shares authorized; shares
     outstanding: 19,134,773 in 2001 and
     15,041,882 in 2000.........................................................       19,135        15,042
   Additional paid-in capital...................................................   76,001,699    57,792,635
   Accumulated deficit..........................................................  (50,656,083)  (30,823,592)
                                                                                 ------------  ------------
   Total stockholders' equity...................................................   26,543,070    26,984,085
                                                                                 ------------  ------------
   Total liabilities and stockholders' equity................................... $ 33,710,214  $ 45,118,276
                                                                                 ============  ============

   The accompanying notes are an integral part of the financial statements.

                         STORAGE COMPUTER CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year Ended December 31,
                                                         ---------------------------------------
                                                             2001          2000         1999
                                                         ------------  ------------  -----------
Revenues:
  Products and services................................. $  6,547,627  $  6,505,628  $10,525,658
  License fees (Note A).................................    2,500,000            --           --

                                                         ------------  ------------  -----------
   Total revenues.......................................    9,047,627     6,505,628   10,525,658
                                                         ------------  ------------  -----------
Costs and expenses:
  Cost of products and services.........................    5,546,119     6,525,316    6,303,125
  Cost of license fees, primarily legal fees (Note A)...    2,310,650            --           --
  Research and development..............................    4,335,237     1,496,382    1,980,988
  Selling and marketing.................................    4,407,735     2,262,136    4,098,347
  General and administrative............................    3,110,418     2,315,463    2,357,254
  Amortization of intangibles...........................    2,831,736       835,937           --
  Restructuring costs (Note C)..........................           --       800,140           --

                                                         ------------  ------------  -----------
   Total costs and expenses.............................   22,541,895    14,235,374   14,739,714

                                                         ------------  ------------  -----------
Operating loss..........................................  (13,494,268)   (7,729,746)  (4,214,056)

                                                         ------------  ------------  -----------
Other income (expense):
  Interest income (expense), net (Note E)...............      296,051      (283,167)    (840,253)
  Other income (expense)................................      (18,596)     (147,000)     278,114

                                                         ------------  ------------  -----------
   Total other income (expense).........................      277,455      (430,167)    (562,139)

                                                         ------------  ------------  -----------
Loss before income taxes (benefit)......................  (13,216,813)   (8,159,913)  (4,776,195)

                                                         ------------  ------------  -----------
Provision (benefit) for income taxes (Note I):
  Current taxes (benefit)...............................           --        34,852     (199,868)
  Deferred taxes........................................           --     1,781,331           --

                                                         ------------  ------------  -----------
   Total provision (benefit) for income taxes...........           --     1,816,183     (199,868)

                                                         ------------  ------------  -----------
Net loss................................................  (13,216,813)   (9,976,096)  (4,576,327)
Dividends on preferred stock including
  amortization of the beneficial conversion features....   (7,709,661)  (10,075,074)          --

                                                         ------------  ------------  -----------
Loss applicable to common stockholders before cumulative
  effect of change in accounting principle..............  (20,926,474)  (20,051,170)  (4,576,327)
Cumulative effect of change in accounting principle.....           --      (809,364)          --

                                                         ------------  ------------  -----------
Net loss applicable to common stockholders.............. $(20,926,474) $(20,860,534) $(4,576,327)

                                                         ============  ============  ===========
Loss applicable to common stockholders before cumulative
  effect of change in accounting principle per basic and
  dilutive share........................................ $      (1.32) $      (1.57) $     (0.40)
Net loss available to common stockholders
  per basic and dilutive share.......................... $      (1.32) $      (1.64) $     (0.40)
Basic and dilutive shares...............................   15,891,223    12,756,088   11,376,082

   The accompanying notes are an integral part of the financial statements.

                         STORAGE COMPUTER CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Preferred Stock       Common Stock
                                        -------------------  ------------------ Additional
                                                 Carrying                 Par    Paid-In     Accumulated
                                        Shares    Value        Shares    Value   Capital       Deficit
                                        ------  -----------  ---------- ------- -----------  ------------
Balance--December 31, 1998.............                      11,347,840 $11,348 $13,721,021  $ (5,386,731)

Warrants issued in connection with
  bank financing (Note E)..............                                             111,387
Exercise of stock options..............                          50,000      50      76,950
Stock issued to 401(k) plan............                          37,040      37      58,905
Net loss...............................                                                        (4,576,327)

                                                             ---------- ------- -----------  ------------
Balance--December 31, 1999.............                      11,434,880  11,435  13,968,263    (9,963,058)

Exercise of stock -options.............                         632,019     632   1,071,851
Stock issued to 401(k) plan............                           4,619       5      38,686
Warrants issued in connection with
  bank financing (Note E)..............                                             114,434
Warrants exercised (Note K)............                         132,000     132   1,143,316
Stock issued in note conversion
(Note E)...............................                         132,500     132     264,868
Stock issued to acquire CyberStorage
Systems (Note C).......................                       2,200,000   2,200  22,437,800
Issuance of redeemable convertible
  preferred stock with a beneficial
  conversion feature of $12,253,900
  and related warrants, net of issuance
  costs of $1,175,500 (Note K).........                                          17,514,774    (6,314,923)
Conversion of redeemable convertible
  preferred shares into common
  shares and related accrued
  dividends paid in common shares
  (Note K).............................                         505,864     506   1,238,643      (118,388)
Amortization of beneficial conversion
  feature of preferred stock (Note K)..                                                        (4,052,794)
Dividends on preferred stock (Note K)..                                                          (398,333)
Net loss...............................                                                        (9,976,096)

                                                             ---------- ------- -----------  ------------
Balance--December 31, 2000.............                      15,041,882  15,042  57,792,635   (30,823,592)

Exercise of stock options..............                          63,611      64      89,400
Stock issued to 401(k) plan............                          11,768      12      63,297
Stock options issued in lieu of
  compensation for services............                                           1,086,973
Issuance of Series E convertible
  preferred stock with a beneficial
  conversion feature of $3,112,672
  and related warrants, net of issuance
  costs of $169,783 (Note K)...........  5,000  $ 2,026,217                       5,916,672    (3,112,672)
Redemption of redeemable convertible
  preferred stock......................                                          (1,093,983)
Conversion of convertible preferred
  shares into common shares and
  related accrued dividends paid in
  common shares (Note K)............... (2,500)  (1,095,714)  3,736,240   3,736   8,891,796
Amortization of beneficial conversion
  feature of preferred stock (Note K)..             247,816                       2,113,711    (2,361,527)
Dividends on preferred stock (Note K)..                         281,272     281   1,141,198    (1,141,479)
Net loss...............................                                                       (13,216,813)
                                        ------  -----------  ---------- ------- -----------  ------------
Balance--December 31, 2001.............  2,500  $ 1,178,319  19,134,773 $19,135 $76,001,699  $(50,656,083)
                                        ======  ===========  ========== ======= ===========  ============

   The accompanying notes are an integral part of the financial statements.

                         STORAGE COMPUTER CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (NOTE K)

                                                                           Year Ended December 31,
                                                                       2001          2000         1999
                                                                   ------------  ------------  -----------
Cash flows from operating activities:
   Net loss....................................................... $(13,216,813) $ (9,976,096) $(4,576,327)
   Reconciliation to operating cash flows:
     Depreciation and amortization of property and
       equipment..................................................      544,856       460,129      488,883
     Amortization of goodwill and other intangibles...............    2,831,736       835,937           --
     Warrants issued for banking fees.............................           --       114,434      111,387
     Stock issued to 401(k) plan..................................       63,309        38,691       58,942
     Provision for restructuring costs............................    1,000,000     3,744,727           --
     Deferred tax provision.......................................           --     1,781,331           --
     Non-cash compensation for services...........................    1,086,973            --           --
   Changes in operating assets and liabilities, net of effects of
     CyberStorage Systems acquisition:
     Accounts receivable..........................................     (796,537)      435,958    4,436,274
     Income tax refund receivable.................................           --            --    2,151,677
     Inventories..................................................     (473,231)      246,237    1,942,850
     Due from officers and directors..............................   (1,126,178)           --           --
     Other assets.................................................     (400,228)      462,061      (26,864)
     Accounts payable and accrued expenses........................   (1,017,576)     (585,306)  (1,996,304)
                                                                   ------------  ------------  -----------
     Net cash provided by (used in) operations....................  (11,503,689)   (2,441,897)   2,590,518

                                                                   ------------  ------------  -----------
Cash flows from investing activities:
   Capital expenditures...........................................     (232,375)     (125,757)      (4,882)
   Other assets...................................................     (150,862)      383,120           --
   CyberStorage acquisition (costs) credits.......................      238,890      (210,027)          --

                                                                   ------------  ------------  -----------
     Net cash provided by (used in) investing activities..........     (144,347)       47,336       (4,882)

                                                                   ------------  ------------  -----------
Cash flows from financing activities:
   Net reduction in credit line...................................           --    (7,035,445)  (2,695,932)
   Reduction (increase) of long term debt.........................     (329,724)      (84,608)     350,000
   Net proceeds from issuance of common stock for stock
     options and exercise of warrants.............................       89,864     2,215,850       77,000
   Issuance of preferred stock....................................    4,830,217    20,824,518           --
   Redemption of preferred stock..................................   (2,144,402)           --           --

                                                                   ------------  ------------  -----------
     Net cash provided by (used in) financing activities..........    2,445,955    15,920,315   (2,268,932)

                                                                   ------------  ------------  -----------
Effect of exchange rate changes on cash...........................      (22,323)      144,311      (59,769)

                                                                   ------------  ------------  -----------
Net increase (decrease) in cash and cash equivalents..............   (9,224,404)   13,670,065      256,935
Cash and cash equivalents--beginning of year......................   14,852,259     1,182,194      925,259

                                                                   ------------  ------------  -----------
Cash and cash equivalents--end of year............................ $  5,627,855  $ 14,852,259  $ 1,182,194

                                                                   ============  ============  ===========
Supplemental cash flow information:
   Cash payments of interest...................................... $     88,649  $    407,000  $   836,000
Noncash investing and financing activities:
   Conversion of preferred stock into common stock................ $  8,895,532  $  1,239,149
   Acquisition of CyberStorage:
     Fair value of assets acquired................................               $ 25,200,123
     Common stock issued..........................................                (22,440,000)
     Liabilities assumed..........................................                 (2,550,096)

                                                                                 ------------
   Acquisition costs paid.........................................               $    210,027

                                                                                 ============
   Preferred stock dividends paid in common stock................. $  1,159,659  $    118,388


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

Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition

   The Company recognizes revenue from product sales at the time of shipment. Revenue from services is recognized over the contracted period or as the services are provided. Revenue from license fees is recognized over the contract period or when received for fully-paid license agreements.

                         STORAGE COMPUTER CORPORATION

Costs of License Fees

   Costs incurred in connection with pursuing the Company's patent and intellectual property rights consist of legal fees, the value of options granted, professional consultant fees, travel and related expenses.

Research and Development

   Research and development costs are expensed as incurred.

   The Company reviews software development costs incurred in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires that certain costs incurred in the development of computer software to be sold or leased be capitalized once technological feasibility is reached. The Company has not capitalized any software development costs because development costs incurred subsequent to the establishment of technological feasibility have not been material.

Foreign Currency Translations

   The functional currency for the Company's foreign operations is the U.S. dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for all monetary assets and liabilities using current exchange rates in effect at the balance sheet date; for non-monetary assets and liabilities using historical rates; and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments and gains or losses resulting from foreign currency transactions which were not material, are included in the Company's statement of operations.

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

Per Share Data

   The Company calculates per share data in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share". Basic earnings per share is determined utilizing only the weighted average of outstanding common shares. The effect of potentially dilutive options, warrants and convertible securities is included in the calculation of diluted per share data. Options, warrants and convertible securities have not been considered since their inclusion would be anti-dilutive.

Stock-Based Compensation

   The FASB has issued Statement of Financial Accounting Standards No. 123, ("SFAS 123"), Accounting for Stock Based Compensation which requires disclosure of pro forma effects as if SFAS 123 had been adopted. The Company has adopted the disclosure only requirements of SFAS 123 and accounts for its employee stock option plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

                         STORAGE COMPUTER CORPORATION

Recent Accounting Pronouncements


   During the fourth quarter of 2000, the FASB issued Emerging Issues Task Force (EITF) 00-27 "Application of EITF issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios, to certain Convertible Instruments". EITF No. 00-27 requires the remeasurement of the original issue discount on preferred stock with characteristics similar to the convertible preferred stock issued by the Company, during fiscal year 2000. This accounting change requires the value of the warrants issued with the preferred stock to be included in the calculating the beneficial conversion value. This resulted in a cumulative charge of $809,364 to loss applicable to common stockholders in the fourth quarter of 2000.

   In June 2001, the FASB finalized FASB Statements NO. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The FASB also requires, upon adoption of SFAS 142, that the Company classify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. Our accounting for the acquisition of Cyberstorage Systems in 2000 described in Note C complies with these provisions of SFAS 141 and 142.

   SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and ceases amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized.

   The Company's previous business combination was accounted for using the purchase method. All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization,"or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $16,287,911 and other intangible assets were $3,958,906 as of December 31, 2001. Amortization expense during the year ended December 31, 2001 was $2,831,736. The Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will affect its future financial position and results of operations.

   The Company did not acquire any goodwill or other intangible assets between the period June 30, 2001 and December 31, 2001. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in

                         STORAGE COMPUTER CORPORATION
circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell. The Company expects to adopt SFAS No. 144 in the first quarter of fiscal year 2002 and is currently reviewing the effects of adopting SFAS No. 144 on its financial position and results of operations.

Note B--Balance Sheet Components

                                                    2001        2000
                                                 ----------- -----------
        Allowance for doubtful accounts......... $   197,278 $   172,237

                                                 =========== ===========
        Inventories, net:
           Raw Material......................... $ 2,592,296 $ 1,078,700
           Work in Process......................      62,388   1,368,942
           Finished Goods.......................   1,156,974   1,868,462

                                                 ----------- -----------
                                                 $ 3,811,658 $ 4,316,104

                                                 =========== ===========
        Property and Equipment:
           Machinery and equipment.............. $ 2,308,963 $ 2,137,031
           Office furniture and fixtures........     503,276     502,912
           Research and development equipment...   1,834,222   1,823,047
           Other property.......................     231,202     192,730

                                                 ----------- -----------
               Total............................   4,877,663   4,655,720
           Less accumulated depreciation........   4,048,846   3,514,421

                                                 ----------- -----------
               Net property and equipment....... $   828,817 $ 1,141,299

                                                 =========== ===========
        Goodwill and other intangibles:
           Goodwill............................. $18,714,476 $18,953,366
           Other intangibles....................   5,200,000   5,200,000
                                                 ----------- -----------
                                                  23,914,476  24,153,366
                                                 ----------- -----------
        Less accumulated amortization
           Goodwill.............................   2,426,565     555,117
           Other intangibles....................   1,241,094     280,806
                                                 ----------- -----------
                                                   3,667,659     835,923
                                                 ----------- -----------
        Net goodwill and other intangibles...... $20,246,817 $23,317,443
                                                 =========== ===========
        Accrued Liabilities:
           Restructuring costs.................. $    88,426 $   675,725
           Salaries and wages...................     406,753     326,755
           Interest.............................          --     216,066
           Dividends............................     333,298     238,353
           Taxes................................      18,065     220,606
           Other................................     687,147     758,786

                                                 ----------- -----------
                                                 $ 1,533,689 $ 2,436,291
                                                 =========== ===========

Note C--CyberStorage Systems Corporation Acquisition and Related Restructuring

Acquisition of CyberStorage Systems Corporation:

   On September 14, 2000 the Company completed the acquisition of CyberStorage Systems Corporation in exchange for 2,200,000 shares of its common stock in a transaction accounted for as a purchase. The results of operations are included in the consolidated financial statements from that date. The purchase price was allocated based on the estimated fair value of the assets acquired and liabilities assumed. The excess purchase price over the fair values of the net assets acquired of approximately $24 million was allocated $5 million to certain

                         STORAGE COMPUTER CORPORATION
identifiable intangible assets and $19 million to goodwill. The balance of the purchase price of $1 million was allocated to current assets and equipment.

   The unaudited pro forma combined results of operations of the Company and CyberStorage Systems for the year ended December 31, 2000, assuming that the acquisition had occurred on January 1, 2000 and after giving effect to certain pro forma adjustments are as follows:

               Revenues............................ $ 8,941,500
               Net loss............................  12,303,000
               Net loss per share basic and diluted $     (0.86)

Restructuring:

   As a result of the CyberStorage Systems acquisition, the Company adopted a plan to restructure its existing business to take advantage of the combined technologies and resources of both companies to extend, accelerate and improve the platform and delivery of its existing products and services. Accordingly, provisions for $3.7 million in restructuring costs were charged to operations in the third quarter of fiscal 2000, including $2.9 million related to inventories charged to cost of products and services and $800,000 related to personnel costs, cancellation of leases and contracts charged to restructuring costs.

   In the fourth quarter of 2001, the Company made a provision of $1,000,000 for restructuring costs charged to cost of product and services related to inventories associated with products which have been discontinued.

Note D--Due from Officers and Directors

   In August 2001, the Company's Board of Directors approved the issuance of advances secured by demand notes receivable with interest at prime plus 1% to executive officers and directors of the Company in the aggregate amount of $500,000 for the purpose of purchasing the common stock of the Company in the public market. Demand notes receivable and accrued interest totaling $126,178 were outstanding at December 31, 2001.

   The Company's Board of Directors also approved a temporary advance to the Chief Executive Officer of the Company of up to $1,750,000 with interest at prime plus 1%. An advance and accrued interest of $1,314,620 was outstanding at December 31, 2001. Notes payable to the Chief Executive Officer due in April 2002 (See Note E) and related accrued interest totaling $1,084,529 were offset against the temporary advance at December 31, 2001. In January 2002, $1,000,000 of the temporary advance was repaid and the balance plus accrued interest to the date of repayment was offset against the notes payable and accrued interest due to the Chief Executive Officer.

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

   The Company repaid its bank borrowings in August 2000 with proceeds of equity financings consummated in 2000. Interest expense amounted to $163,800 and $711,886 for 2000 and 1999, respectively.

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

   Long-term debt in the amount of $810,000 at December 31, 2001 and 2000 is payable to the Chief Executive Officer and stockholder of the Company. The note is unsecured, and $710,000 bears interest at prime plus 1%, and $100,000 bears interest at 6% and is convertible into the Company's common stock at $4.00 per share. Interest expense related to the obligation amounted to $62,484, $84,697 and $68,632, for 2001, 2000 and 1999. This debt becomes due upon demand in April 2002. This note and related accrued interest were offset against a temporary advance due from the Chief Executive Officer at December 31, 2001. See Note D.

   Long-term debt in the amount of $343,750 at December 31, 2001 is payable to a investment company for an unsecured term loan. The note bears interest at 12%, is paid $10,417 monthly plus interest and matures September 2004. Interest expense was $44,589 and $17,123 in 2001 and 2000, respectively.

   Long-term debt in the amount of $269,688 at December 31, 2001 is payable to an officer and stockholder of the Company. The note is unsecured, bears interest at 10%, is payable $15,000 monthly including interest and matures January 2004. Interest expense was $35,819 and $14,547 in 2001 and 2000, respectively.

   Annual maturities of the Company's debt are as follows:

                             December 31,
                                2002..... $285,254
                                2003.....  234,434
                                2004.....   93,750
                                          --------
                                TOTAL.... $613,438

                                          ========

Note F--Related Party Transactions

   The Company leases plant and office facilities from an affiliated entity under a noncancellable, five-year, triple net operating lease agreement, which was entered into as of December 1, 2000. The lease provides for monthly rental payments of $25,000 commencing in January 2001, and is increased annually based on a change in the consumer price index. Additionally, the lease provides for an additional five-year renewal option by the Company and contains no purchase option. Rent expense under the current and prior lease amounted to $300,000, $226,400 and $224,800, respectively for the current and two prior years. Minimum future rental payments on this lease amount to $300,000 annually for the years 2002 through 2005.

   The president of one of the Company's major customers is a former member of the board of directors of the Company who resigned his directorship in June 2000.

   See Notes D and E for further information on related party transactions.

Note G--Commitments

   The Company leases certain property and equipment under noncancellable operating leases, including related party leases, which expire at various dates through 2006. Future minimum lease payments are $399,005, $341,408, $307,958, $281,264 and $2,322 for the years 2002 through 2006, respectively. Amounts charged to operations for operating leases were $419,740, $49,000 and $232,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                         STORAGE COMPUTER CORPORATION

Note H--Stock Option Plans

   The Company's 1994, 1999, and 2000 Stock Incentive Plans provide for the granting of options to purchase up to 4,598,930 shares of common stock. Option activity during 2001, 2000 and 1999 is summarized as follows:

                                                   Weighted Average
                                       Number of   Option Price Per
                                        Shares          Share
                                       ----------  ----------------
            Balance--December 31, 1998  1,472,400       $1.64
               Granted................  1,576,650        1.22
               Exercised..............    (50,000)       1.54
               Canceled............... (1,209,800)       1.30

                                       ----------
            Balance--December 31, 1999  1,789,250        1.51
               Granted................  1,340,230        7.69
               Exercised..............   (631,269)       3.19
               Canceled...............   (278,624)       1.97

                                       ----------
            Balance--December 31, 2000  2,219,587        5.50
               Granted................  1,122,000        5.38
               Exercised..............    (63,611)        .83
               Canceled...............   (432,753)       4.32
                                       ----------
            Balance--December 21, 2001  2,845,223        5.75
                                       ==========

   Options granted generally vest over a period not to exceed four years. Options for 1,113,663 shares are exercisable at December 31, 2001 at exercise prices ranging from $.88 to $12.13 and a weighted average price of approximately $5.79 per share, with a weighted average remaining contractual life of approximately eight and one half years. At December 31, 2001, options to purchase 157,733 shares were available for grant under the plan.

   The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 2001, 2000 or 1999. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, pro forma net loss applicable to Common Shareholders would have been $24,418,981 in 2001, $22,968,025 in 2000 and $6,431,002 in 1999. Pro forma net loss applicable to common stockholders per basic and diluted share applicable to common stockholders would have been $1.54 in 2001, $1.80 in 2000 and $.57 in 1999.

   The fair value of the Company's stock options used to compute pro forma net income and net income per diluted share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999 through 2001: dividend yield of 0%; expected volatility of 80%; a risk free interest rate ranging from 4.50% to 6.11%, and an expected holding period of four years. The weighted average fair value per share at the date of grant was $6.46, $5.65 and $.79 for the years 2001, 2000 and 1999, respectively.

                         STORAGE COMPUTER CORPORATION

   All options outstanding at December 31, 2001 are categorized by the ranges shown in the table below:

                                                                Weighted Average
                                               Weighted Average    Remaining
                                                Exercise Price  Contractual Life      Number of
Range                                             Per Share         in Years           Shares
-----                                          ---------------- ----------------      ---------
$.88 to $1.75.................................      $ 1.30            6.9               407,598
$2.50 to $7.00................................        5.21            8.8             1,934,825
$8.75 to $12.50...............................       11.95            8.8               502,800
                                                                                      ---------
                                                                                      2,845,223
                                                                                      =========

All options exercisable at December 31, 2001 are categorized by the ranges shown in the table below:

                                                                Weighted Average
                                               Weighted Average    Remaining
                                                Exercise Price  Contractual Life      Number of
Range                                             Per Share         in Years           Shares
-----                                          ---------------- ----------------      ---------
$.88 to $1.75.................................      $ 1.34            7.1               163,039
$2.50 to $7.00................................        4.04            8.5               648,944
$8.75 to $12.50...............................       11.95            8.8               301,680
                                                                                      ---------
                                                                                      1,113,663
                                                                                      =========

Note I--Income Taxes

   During 2000, the Company determined that carrying value of deferred tax assets may not be realized and accordingly increased the valuation allowance at December 31, 2000 to fully reserve the asset.

   At December 31, 2001 and December 31, 2000, the Company has net deferred tax assets as follows:

                                                    December 31,
                                             -------------------------
                                                 2001         2000
                                             ------------  -----------
         Accounts receivable reserve........ $     42,000  $    52,000
         Inventory costs....................      739,000      926,000
         Reserve on other assets............      102,000      102,000
         Deferred revenue...................      165,000      148,000
         Accrued expenses...................       35,000       17,000
         General business tax credits.......      818,000      622,000
         Domestic operating loss carryover..    8,627,000    4,819,600
         Foreign operating loss carryover...    3,177,000    2,491,000
                                             ------------  -----------
            Total deferred tax assets.......   13,705,000    9,177,600
         Valuation allowance................  (13,705,000)  (9,177,600)
                                             ------------  -----------
         Net deferred tax assets, noncurrent $         --  $        --
                                             ============  ===========

   The domestic operating loss carryovers, amounting to approximately $39,900,000 expire at various dates through 2021 and the foreign operating loss carryovers amounting to approximately $7,000,000 can be carried forward indefinitely. The Company is subject to Internal Revenue Code provisions which limit the domestic net operating loss carryovers available annually. The general business tax credits expire at various dates through 2021.

                         STORAGE COMPUTER CORPORATION

   The United States, foreign, and state components of the tax provision (benefit) are as follows:

                                                                       December 31,
                                                         ----------------------------------------
                                                             2001           2000        1999
                                                         ------------   -----------  -----------
Current:
       United States...................................  $         --   $        --  $  (199,868)
       Foreign.........................................            --         8,026           --
       State...........................................            --        26,826           --
                                                         ------------   -----------  -----------
                                                                   --        34,852     (199,868)

                                                         ------------   -----------  -----------
Deferred:
       United States...................................            --     1,781,331           --
       Foreign.........................................            --            --           --

                                                         ------------   -----------  -----------
                                                                   --     1,781,331           --
                                                         ------------   -----------  -----------
   Provision (benefit) for income taxes................  $         --   $ 1,816,183  $  (199,868)

                                                         ============   ===========  ===========

   At December 31, 2001, the Company's foreign entities have accumulated deficits. The Company intends its investments in these entities to be permanent.

   The following table reconciles the provision for taxes with the expected income tax obligation obtained by applying the United States federal statutory rate to pretax income.

                                                             2001           2000        1999
                                                         ------------   -----------  -----------
Loss before income taxes................................ $(13,216,813)  $(8,159,913) $(4,776,195)

                                                         ------------   -----------  -----------
Expected benefit at statutory rate of 34%...............   (4,494,000)   (2,774,000)  (1,624,000)
Adjustments due to:
   Difference between foreign rate and U.S. statutory
     rate...............................................      (33,400)       (6,122)          --
   State taxes, net of federal benefit..................           --        17,705           --
   Increase in valuation reserve........................    4,527,400     4,578,600    1,624,000
   Adjustment of prior year tax refunds.................           --            --     (199,868)

                                                         ------------   -----------  -----------
Provision (benefit) for income taxes.................... $         --   $ 1,816,183  $  (199,868)

                                                         ============   ===========  ===========

   Of the above loss before income taxes, approximately ($11,200,000), ($6,438,000) and ($4,200,000) was attributable to domestic operations and the balance due to foreign operations in 2001, 2000 and 1999, respectively.

Note J--Legal Proceedings

   In December 2001, Marketlink Technologies, LLC filed a civil action against the Company in the Circuit Court for Oakland County, Michigan, alleging that the Company owed them a $156,000 termination payment under the terms of a manufacturers representative agreement that the Company terminated for cause in April 2001 because of Marketlink's inability to sell the Company's products and perform the services required by the agreement. In January 2002, the Company filed counterclaims against Marketlink in this matter, including

                         STORAGE COMPUTER CORPORATION

Marketlink's breach of contract. The Company believes the claims of Marketlink are without merit and denys all allegations. Further, the Company intends to vigorously defend this action. The Company is unable to predict any outcome but the Company does not believe that the Company's involvement in final settlement of or litigation costs defending this claim will have a material effect on its business, operating results or financial condition.

   In March 2001, the Company filed an action against XIOTech Corporation ("XIOTECH") and its parent company, Seagate Technology Inc. ("SEAGATE INC"), in the United States District Court for the Northern District of Texas claiming that its products infringe one of the Company's patents. In December, 2001, the Company settled all matters in controversy that were pending in that action against XIOTECH, SEAGATE INC., and a related company, Seagate Technology LLC ("SEAGATE LLC"). Specifically, such matters included the alleged infringement of one of the Company's patents, namely the Company's U.S. Patent No. 5,893,919, by XIOTECH. The settlement between XIOTECH and the Company includes a one-time $2,500,000 royalty payment to the Company by XIOTECH for a fully paid up, royalty-free, worldwide, perpetual, license covering the '919 Patent, with no right to sublicense, and a royalty free cross license agreement between XIOTECH and the Company for all of the Company's respective patents. Additionally, the Company entered into a cross license with SEAGATE, LLC providing a royalty-free, worldwide, perpetual, cross license, with no right to sublicense, between SEAGATE LLC and the Company for all of the Company's patents and for all of SEAGATE LLC's storage system patents. All cross license agreements entered into to include all patents of Storage Computer Corporation and XIOTECH, and all storage system patents of SEAGATE LLC, including current and later acquired patents, domestic as well as foreign. Further, the parties agreed to dismiss all claims against each other and entered into certain mutual releases covering the subject matter, from any other action that may be brought as a result of these issues.

   Additionally, SEAGATE LLC has agreed to withdraw its oppositions in the European Patent Office to the Company's '287 and '494 patents.

   During March 2001, the Company filed legal actions against Hitachi Data Systems Limited in the United Kingdom for infringement of two of the European patents in the Company's intellectual property portfolio. The trial date is set for June 17, 2002.

   In October 2001, the Company filed a patent infringement action in the United States District Court for the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation, alleging that certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property patent number U.S. 5,893,919 entitled "Apparatus and Method for Storing Data with Selectable Data Protection Using Mirroring and Selectable Parity Inhibition." In February 2002, the Company filed an additional patent infringement action in the United States District Court for the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation alleging that certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property, specifically U.S. 5,257,367 entitled "Data Storage system with Asynchronous Host Operating System Communication Link". These actions have been referred to a court appointed mediator with a mediation date set for late April 2002. In March 2002, the Company filed a third patent infringement action against Veritas Software Corporation and Veritas Software Global Corporation alleging certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property patent number U.S. 6,098,128 entitled "Universal Storage Management System." The Company's claim is for injunctive relief, damages and legal costs arising from the alleged infringement.

   The outcome in the Hitachi and Veritas unresolved patent proceedings cannot possibly be predicted, but the Company intends to vigorously pursue the enforcement of the Company's intellectual property rights and the Company's claims in these actions and against other manufacturers whose products the Company believes infringe on the Company's patents and intellectual property rights. The Company's failure to successfully enforce their patent rights could have a material adverse effect on the Company's business, operating results and financial condition.

                         STORAGE COMPUTER CORPORATION

   The Company is involved from time to time in various other minor legal actions in the ordinary course of its business which management believes will not have a material adverse effect on its business, operating results or financial position.

Note K--Convertible Preferred Stock

   The Company has authorized 1,000,000 shares of preferred stock, $.001 par value. During 2000 the Board of Directors authorized the designation and issuance of three series of convertible preferred stock. In August 2001 the Board of Directors authorized the designation and issuance of Series E convertible preferred stock. Series A, B, and C rank prior to other capital stock of the Company and pari passu with each other. Series E ranks prior to other capital stock of the Company but junior to Series A, B and C. The holders of preferred stock have no voting rights except as provided by the laws of the State of Delaware. Generally, as long as preferred shares are outstanding, the Company must obtain approval by vote or consent of the preferred shareholders to alter or change the rights, preferences or privileges of the preferred stock, to increase the authorized number of shares of each preferred stock class, or to create any new class or series of capital stock having a preference over the preferred stock.

Series E Convertible Preferred Stock

   In August 2001, Series E Convertible Preferred stock was designated to consist of 5,000 shares with a stated value of $1,000 per share and the Company issued 5,000 shares. There are no dividends or premium amounts associated with Series E. The Series E shares are convertible into common shares of the Company at a fixed conversion price of $6.48. On the third anniversary date of issue, the Company must convert any remaining outstanding shares into common stock of the Company at $6.48 per share. The Company does not have the right to redeem the Series E shares.

   In connection with the issuance of the Series E Convertible Preferred Stock, the Company issued warrants to purchase 771,605 shares of common stock. The warrants are exercisable at any time at an exercise price of $10.80 per share. The value assigned to the warrants was approximately $2,804,000. In addition, the Company recorded a beneficial conversion feature on the Preferred Stock of $3,112,672.

   In the event of any liquidation, dissolution or winding-up of the affairs of the Company, the holders of Series E will be entitled to a liquidation preference equal to the stated value of the shares then outstanding after all liquidation preferences are paid on the Series A, B and C shares then outstanding.

   The terms of the Series E Designation, the securities Purchase Agreement and related agreements contain registration rights, anti-dilution provisions and other protective covenants. The Company has reserved 1,929,000 shares of common stock for issuance upon conversion and exercise of warrants issued with the Series E Convertible Preferred Stock.

Series A, B and C 8% Redeemable Convertible Preferred Stock

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

                         STORAGE COMPUTER CORPORATION

   In the event of any liquidation, dissolution or winding-up of the affairs of the Company, the holders of Series A and B will be entitled to a liquidation preference equal to 130% of the stated value of the shares then outstanding plus any accrued and unpaid dividends. The liquidation preference for Series C is the stated value of the shares then outstanding plus an amount equal to 8% per annum of such stated value from the issue date to the event of the liquidation ("premium amount"). In the event of a reorganization, merger; sale, transfer or disposition of substantially all of the assets of the Company; or a change in more than 50% of the voting power of the Company, the holders will be entitled to the greater of the liquidation preference described above or consideration equivalent to that which would be received by a common shareholder for the shares into which the preferred shareholder could convert the then outstanding preferred shares. The liquidation value of Series A, C and E Preferred Stock at December 31, 2001 was $1,300,000, $3,402,000 and $2,500,000, respectively.

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

   At any time prior to the third anniversary date of issue, the company has the option to redeem any outstanding preferred stock at 125% (120% for Series C prior to November 1, 2001) of the stated value plus accrued and unpaid dividends (or premium amount with respect to Series C) if the current market price is less than $8.66 per share for Series A, $13.41 per share for Series B and $13.25 per share for Series C.

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

                         STORAGE COMPUTER CORPORATION

Redeemable Convertible Preferred Stock Transactions

   Redeemable Convertible preferred stock transaction during the years ended December 31, 2001 and 2000 are summarized as follows:

                                               Shares    Series A     Series B     Series C         Total
                                               -------  -----------  -----------  -----------    -----------
Proceeds from issuance of shares of 8%
  convertible preferred stock:
   Issued in April and May 2000...............  60,000  $ 5,746,800                              $ 5,746,800
   Issued in August 2000......................  20,000    1,852,500                                1,852,500
   Issued in September 2000...................  20,000               $ 1,865,000                   1,865,000
   Issued in October 2000.....................  12,000                            $11,630,700     11,630,700

                                               -------  -----------  -----------  -----------    -----------
                                               112,000    7,599,300    1,865,000   11,630,700     21,095,000
Allocation of fair value to
  warrants using the Black-
  Scholes option-pricing model................           (2,183,300)  (1,342,000)  (2,006,000)    (5,531,300)
Beneficial conversion feature at commitment
  date charged to preferred stock (excludes
  $6,314,923 applicable to Series C charged
  directly to accumulated deficit)............           (5,416,000)    (523,000)                 (5,939,000)
Amortization of beneficial conversion feature,
  warrants and other costs charged to
  accumulated deficit.........................            3,420,833      500,000      131,961      4,052,794
Carrying value of preferred stock converted to
  common shares during the year............... (36,000)  (1,095,833)     (25,000)                 (1,120,833)

                                               -------  -----------  -----------  -----------    -----------
Balance of convertible preferred stock
  outstanding at December
  31, 2000....................................  76,000    2,325,000      475,000    9,756,661     12,556,661
Amortization of beneficial conversion feature,
  warrants and other costs charged to
  accumulated deficit.........................              933,333      441,666      738,712      2,113,711
Carrying value of preferred stock converted to
  common shares during the year............... (45,900)  (1,791,666)    (333,333)  (7,770,358)    (9,895,357)
Redempton of preferred stock for cash......... (17,000)    (466,667)    (583,333)                 (1,050,000)
                                               -------  -----------  -----------  -----------    -----------
Balance of convertible preferred stock
  outstanding at December 31, 2001............  13,100  $ 1,000,000  $        --  $ 2,725,015    $ 3,725,015
                                               =======  ===========  ===========  ===========    ===========

                         STORAGE COMPUTER CORPORATION

   All of the convertible preferred shares were issued in placements to private investors including an officer of the company in transactions that were exempt under Section 4(2) of the Securities Act of 1933. The Company has registered for resale the common stock underlying the preferred shares, related dividends, premium amounts and warrants. In connection with these placements, the Company paid investment banking fees, legal and accounting fees, registration and other costs totaling $169,783 in 2001 and $1,175,450 in 2000 and in 2000 issued 86,000 warrants to investment bankers to purchase common stock exercisable for three years at prices ranging from $8.66 to $21.71 per share. Warrants, exercisable for three years, for 771,605 shares in 2001 and 753,132 in 2000 were issued to the private investors at prices ranging from $8.66 to $21.71 per share. Warrant exercise prices approximated the market price of the Company's common stock on the commitment date of each transaction. Warrants for 132,000 shares were exercised in the year ended December 31, 2000. As of December 31, 2001 and 2000, exercisable warrants for the purchase of 1,528,737 shares and 889,132 shares were outstanding, respectively. During Fiscal 2001, the Company redeemed 17,000 shares of preferred stock at a premium of $1,093,983.

Note L--Business Segment Information

   The Company's operations are conducted in one business segment: the design, manufacture and sale of high-performance scalable data storage, maintenance services and, beginning in 2001, license fees. Revenues and long-lived assets by geographic area are summarized as follows:

                             United States   Europe   Eliminations  Consolidated
                             ------------- ---------- ------------  ------------
2001:
   Domestic.................  $ 7,030,643  $  976,527 $         --  $ 8,007,170
   Export...................      761,047     261,089           --    1,022,136
   Exports to affiliates....      622,620          --     (604,299)      18,321
                              -----------  ---------- ------------  -----------
       Total revenues.......  $ 8,414,310  $1,237,616 $   (604,299) $ 9,047,627
                              ===========  ========== ============  ===========
   Long-lived assets........  $26,207,641  $   71,740 $ (4,808,845) $21,470,536
                              ===========  ========== ============  ===========
2000:
   Domestic.................  $ 3,607,464  $1,347,162 $         --  $ 4,954,626
   Export...................      992,678     119,789           --    1,112,467
   Exports to affiliates....      840,160          --     (401,625)     438,535

                              -----------  ---------- ------------  -----------
       Total revenues.......  $ 5,440,302  $1,466,951 $   (401,625) $ 6,505,628
                              ===========  ========== ============  ===========
   Long-lived assets........  $28,608,987  $  243,511 $ (4,149,715) $24,702,783
                              ===========  ========== ============  ===========
1999:
   Domestic.................  $ 4,541,522  $3,384,013 $         --  $ 7,925,535
   Export...................    2,460,664      63,281           --    2,523,945
   Exports to affiliates....    1,360,418          --   (1,284,240)      76,178

                              -----------  ---------- ------------  -----------
       Total revenues.......  $ 8,362,604  $3,447,294 $ (1,284,240) $10,525,658
                              ===========  ========== ============  ===========
   Long-lived assets........  $12,730,889  $  116,089 $(10,743,832) $ 2,103,146
                              ===========  ========== ============  ===========

Export sales from the United States are summarized as follows:

                                 2001         2000        1999
                             ------------- ---------- ------------
Far East....................  $   947,285  $1,416,467 $  2,331,076
Europe......................      436,382     415,530    1,442,336
Other.......................           --         840       47,670
                              -----------  ---------- ------------
                              $ 1,383,667  $1,832,837 $  3,821,082
                              ===========  ========== ============

                         STORAGE COMPUTER CORPORATION

   For the years ended December 31, 2001 and December 31, 1999 product sales to one customer were in excess of 10% of revenues and amounted to $1,370,000 and $2,246,000, respectively.

Note M--Quarterly Financial Results (Unaudited)

   Summarized quarterly results of operations for the two years ended December 31, 2001 and 2000 are as follows:

                                               First Quarter Second Quarter Third Quarter Fourth Quarter
                                               ------------- -------------- ------------- --------------
Year ended December 31, 2001
Revenues......................................  $ 2,059,362   $   950,913    $ 2,176,028   $  3,861,324
Operating loss................................   (2,641,917)   (4,077,592)    (3,558,731)    (3,216,028)
Net loss......................................   (2,418,632)   (4,010,443)    (3,669,872)    (3,117,866)
Net loss applicable to common stockholders....   (4,007,999)   (5,916,279)    (7,349,315)    (3,652,881)
Basic and diluted loss per share applicable to
common stockholders...........................  $     (0.26)  $     (0.37)   $     (0.47)  $      (0.19)

                                               First Quarter Second Quarter Third Quarter Fourth Quarter
                                               ------------- -------------- ------------- --------------
Year ended December 31, 2000
Revenues......................................  $ 2,094,998   $ 2,054,678    $ 1,037,920   $  1,318,031
Operating loss................................      (85,498)     (390,005)    (5,318,734)    (1,935,509)
Net loss......................................     (151,028)     (497,190)    (5,641,943)    (3,685,935)
Net loss applicable to common stockholders....     (151,028)   (1,118,540)    (6,633,784)   (12,957,182)
Basic and diluted loss per share applicable to
  common stockholders.........................  $     (0.01)  $     (0.09)   $     (0.53)  $      (0.87)

   The above includes the following items in various quarters. The fourth quarter 2001 includes revenues from license fees of $2,500,000 and an increase in inventory reserves of $1,000,000 related to discontinued products. Third quarter 2000 includes restructuring costs and an increase in inventory reserve of approximately $3,700,000. Fourth quarter 2000 includes a write off of approximately $2,194,000 deferred tax asset.

Note N--Valuation and Qualifying Accounts

   Changes in the accounts receivable and inventory reserves were as follows:

                                                     Accounts
                                                    Receivable  Inventory
                                                    ---------- -----------
       Balance at December 31, 1998................ $ 686,862  $   500,000
       Additions charged to costs and expenses.....   399,930      195,388
       Amounts used during year....................  (479,193)    (122,635)

                                                    ---------  -----------
       Balance at December 31, 1999................   607,599      572,753
       Recoveries credited to costs and expenses...  (119,626)   2,944,598
       Amounts used during year....................  (315,736)    (738,237)

                                                    ---------  -----------
       Balance at December 31, 2000................   172,237    2,779,114
       Additions changed to assets and expenses....    35,391    1,000,000
       Amounts used during year....................   (10,350)  (1,301,801)
                                                    ---------  -----------
       Balance at December 31, 2001................ $ 197,278  $ 2,477,313

                                                    =========  ===========