Form 10-Q
period 2002-03-31
STORAGE COMPUTER CORP
filed 2002-05-15
CIK 933452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                  ---------------------------------------------
                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 1-13616

                          STORAGE COMPUTER CORPORATION
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                             02-0450593
                 -----------------------------------------------
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

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

Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
            CLASS                                 MAY 15, 2002
            -----                                --------------

        Common Stock..........................     19,803,917

                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited).                                                                        Page
                 Consolidated Balance Sheets -- March 31, 2002                                                           3
                 and December 31, 2001.

                 Consolidated Statements of Operations - Three months                                                    4
                 ended March 31, 2002 and 2001.

                 Consolidated Statements of Cash Flows - Three months                                                    5
                 ended March 31, 2002 and 2001.

                 Notes to Consolidated Financial Statements - March 31, 2002.                                            6

Item 2.      Management's Discussion and Analysis of Financial Condition and                                             7
             Results of Operations.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.                                                13

                          PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings.                                                                                         14

Item 2.      Changes in Securities and Use of Proceeds.                                                                 14

Item 3.      Defaults Upon Senior Securities.                                                                           14

Item 4.      Submission of Matters to a Vote of Security Holders.                                                       15

Item 5.      Other Information.                                                                                         15

Item 6.      Exhibits and Reports on Form 8-K.                                                                          15


                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Storage Computer Corporation
                           Consolidated Balance Sheets

                                                                                  MARCH 31,           DECEMBER 31,
                                                                                    2002                  2001
                                                                                    ----                  ----

                                                                                 (UNAUDITED)
                                  ASSETS

Current assets:
  Cash and cash equivalents                                                       $3,496,193             $5,627,855
  Accounts receivable, net                                                         1,357,602              1,644,366
  Inventories                                                                      4,017,285              3,811,658
  Due from officers and directors                                                    127,934                356,269
  Other current assets                                                               692,714                799,530
                                                                                ------------           ------------

    Total current assets                                                           9,691,728             12,239,678

Property and equipment, net                                                          803,734                828,817
Goodwill, net                                                                     16,287,911             16,287,911
Other intangibles, net                                                             3,718,834              3,958,906
Other assets                                                                         388,829                394,902
                                                                                ------------           ------------

     Total assets                                                                $30,891,036            $33,710,214
                                                                                ============           ============


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                  $942,145               $802,015
  Accrued expenses                                                                 1,524,657              1,533,689
  Deferred revenue                                                                   445,688                492,987
  Current maturities of long-term debt                                             1,053,967                285,254
                                                                                ------------           ------------

    Total current liabilities                                                      3,966,457              3,113,945
                                                                                ------------           ------------

Long-term debt, less current maturities                                              258,279                328,184
                                                                                ------------           ------------

Commitments and contingencies

Redeemable convertible preferred stock                                             3,776,150              3,725,015
                                                                                ------------           ------------

Stockholders' equity:
  Preferred stock                                                                  1,302,228              1,178,319
  Common stock                                                                        19,200                 19,135
  Additional paid-in capital                                                      76,147,054             76,001,699
  Accumulated deficit                                                            (54,578,332)           (50,656,083)
                                                                                ------------           ------------

    Total stockholders' equity                                                    22,890,150             26,543,070
                                                                                ------------           ------------

    Total liabilities and stockholders' equity                                   $30,891,036            $33,710,214
                                                                                ============           ============


                 See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                Consolidated Statements of Operations (Unaudited)

                                                                                        Three Months Ended
                                                                                        ------------------

                                                                                   MARCH 31,             MARCH 31,
                                                                                     2002                  2001
                                                                                     ----                  ----
Revenues:
     Products and services                                                          $766,003             $2,059,362
     License fees                                                                         --                     --
                                                                                ------------           ------------

      Total revenues                                                                $766,003             $2,059,362
                                                                                ------------           ------------

Costs and expenses:
     Cost of products and services                                                   721,700              1,362,564
     Cost of license fees, primarily legal fees                                      679,114                 41,366
     Research and development                                                      1,019,669              1,225,763
     Sales and marketing                                                           1,016,726                657,884
     General and administrative                                                      801,529                699,772
     Amortization of intangibles                                                     240,072                713,930
                                                                                ------------           ------------

       Total costs and expenses                                                    4,478,810              4,701,279
                                                                                ------------           ------------

Operating loss                                                                    (3,712,807)            (2,641,917)
                                                                                ------------           ------------

Other income (expense):
     Interest income (expense), net                                                   (3,257)               111,078
     Other income                                                                     50,859                115,310
                                                                                ------------           ------------

       Total                                                                          47,602                226,388
                                                                                ------------           ------------

Loss before income taxes                                                          (3,665,205)            (2,415,529)
                                                                                ------------           ------------

Provision for income taxes                                                                --                  3,103
                                                                                ------------           ------------

Net loss                                                                          (3,665,205)            (2,418,632)

Dividends on preferred stock including
  amortization of the beneficial conversion features                                (257,044)            (1,589,367)
                                                                                ------------           ------------

Net loss applicable to common stockholders                                       $(3,922,249)           $(4,007,999)
                                                                                ============           ============


Net loss applicable to common stockholders per
  basic and dilutive share                                                            $(0.20)                 $(.26)
                                                                                ============           ============


Basic and dilutive shares                                                         19,176,260             15,427,876
                                                                                ============           ============


                 See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                Consolidated Statements of Cash Flows (Unaudited)


                                                                                         Three Months Ended
                                                                                         ------------------
                                                                                   MARCH 31,              MARCH 31,
                                                                                     2002                   2001
                                                                                  ----------             ----------
Cash flows from operating activities:
  Net loss                                                                       $(3,665,205)           $(2,418,632)
  Reconciliation to operating cash flows:
   Depreciation and amortization of property
       and equipment                                                                 124,980                127,290
   Amortization of goodwill                                                               --                473,858
   Amortization of other intangibles                                                 240,072                240,072
   Stock issued to 401(k) plan                                                        18,786                  6,561

  Changes in operating assets and liabilities:
   Accounts receivable                                                               286,764               (870,506)
   Inventories                                                                      (276,315)               109,630
   Due from officers and directors                                                 1,000,000                     --
   Other current assets                                                              106,816                113,499
   Accounts payable and accrued expenses                                              49,355               (404,260)
                                                                                  ----------             ----------
     Net cash used in operations                                                  (2,114,747)            (2,622,488)
                                                                                  ----------             ----------

Cash flows from investing activities:
  Capital expenditures                                                               (15,442)               (27,911)
  Other assets                                                                         6,073                122,658
  CyberStorage acquisition costs                                                          --                   (985)
                                                                                  ----------             ----------
     Net cash provided by (used in) investing activities                              (9,369)                93,762
                                                                                  ----------             ----------

Cash flows from financing activities:
  Reduction of long-term debt                                                        (72,857)               (65,223)
  Net proceeds from issuance of common stock
      for stock options                                                               79,078                  5,724
                                                                                  ----------             ----------
     Net cash provided by (used in) financing activities                               6,221                (59,499)
                                                                                  ----------             ----------

Effect of exchange rate changes on cash                                              (13,767)               (25,901)
                                                                                  ----------             ----------
Net decrease in cash and cash equivalents                                         (2,131,662)            (2,614,126)
Cash and cash equivalents-beginning of period                                      5,627,855             14,852,259
                                                                                  ----------             ----------
Cash and cash equivalents-end of period                                          $ 3,496,193            $12,238,133
                                                                                 ===========            ===========

Supplemental cash flow information:

  Cash payments of interest                                                          $16,478                $38,538

  Preferred stock dividends paid in common stock                                     $47,556                    $--


                 See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

Note A - The Company and Basis of Presentation

Storage Computer Corporation ("Company", "we" and "us") and our subsidiaries are engaged in the development, manufacture, and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and those of our wholly-owned subsidiaries CyberStorage Systems Corporation, Storage Computer Europe GmbH, Vermont Research Products, Inc., Storage Computer UK, Ltd., and Storage Computer France SAS. All significant intercompany accounts and transactions have been eliminated in consolidation. We have a 20% investment in Storage Computer (Asia) Ltd. which is accounted for by the equity method.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, containing our financial statements for the fiscal year ended December 31, 2001. In management's opinion, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present our consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain 2001 amounts have been reclassified to conform with the current period presentation. These reclassifications did not change previously reported total assets, liabilities, stockholder's equity or net loss.

Note B - Stockholders' Equity

A summary of changes in stockholders' equity in the quarter ended March 31, 2002 follows:



                                    Preferred Stock            Common Stock
                                  --------------------       -----------------       Additional     Retained       Total
                                             Carrying                     Par          Paid-In      Earnings    Stockholders'
                                  Shares       Value         Shares      Value        Capital       (Deficit)      Equity
                                  ------       -----         ------      -----        -------       ---------      ------
Balance--December 31, 2001         2,500    $1,178,319    19,134,773    $19,135   $76,001,699    $(50,656,083)  $26,543,070

Exercise of stock options                                     43,500         43        79,035                        79,078
Stock issued to 401(k) plan                                    2,935          3        18,783                        18,786
Amortization of beneficial
  conversion feature of
  preferred stock                              123,909                                               (175,044)      (51,135)
Dividends on preferred stock                                  18,507         19        47,537         (82,000)      (34,444)
Net loss                                                                                           (3,665,205)    3,665,205
                                   -----    ----------    ----------    -------   -----------     ------------  -----------
Balance-March 31, 2002             2,500    $1,302,228    19,199,715    $19,200   $76,147,054     $(54,578,332) $22,890,150
                                   =====    ==========    ==========    =======   ===========     ============  ===========

Note C - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The FASB also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company's acquisition of CyberStorage Systems in 2000 was accounted for using the purchase method. All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. As of March 31, 2002, the net carrying amount of goodwill is $16,288,000 and other intangible assets is $3,719,000. Amortization expense during the three-month period ended March 31, 2002, which represents amortization of other intangible assets only, amounted to $240,072. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations. The Company will complete this assessment in the quarter ended June 30, 2002.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell. The Company has adopted SFAS No. 144 during the first quarter of 2002 and has determined that the adoption of SFAS No. 144 has had no impact on its financial position or results of operations for that period.

Note C - Subsequent Event

On May 3, 2002 the Company completed a $3,000,000 financing through a private placement of common stock to a group of four European and US based institutional investors. The Company sold 600,000 shares of common stock at $5.00 per share and issued 260,000 warrants to purchase common stock at $6.18 per share that are exercisable over a five-year period.

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

INTRODUCTION

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and result of all operations for the periods ended March 31, 2002 and 2001. The discussion should be read in connection with the Consolidated Financial Statements and other financial information included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Beginning in 2002, the method for assessing potential impairments of intangibles will change based on new accounting rules issued by the Financial Accounting Standards Board (FASB). The Company has not yet determined how the pronouncements will affect its future financial position and results of operations. The Company will complete its assessment of the impact of the new pronouncement in the quarter ended June 30, 2002. The new accounting rules have resulted in the elimination of the non-cash charge to our operations for amortization of goodwill in the quarter ended March 31 2002.

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

In the normal course of our business, we are subject to various other proceedings, lawsuits and claims relating to product, technology, labor and other matters as further described in Part II, Item 1. Legal Proceedings. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. We believe that none of the existing matters will result in a material adverse effect on our business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. On May 3, 2002 we completed a $3,000,000 financing through a private placement of common stock to a group of four European and US based institutional investors. The Company sold 600,000 shares of common stock at $5.00 per share and issued 260,000 warrants to purchase common stock at $6.18 per share that are exercisable over a five-year period. However, given the continued volatility in the securities markets and, in particular, the securities of technology companies, we cannot assure you that continuing investors' investments will be available to us or that we will receive additional equity financing. Our failure to maintain adequate liquidity and working capital could have a material adverse impact on us.

We continue to incur operating losses in 2002. While development and introduction of our new products continues and our marketing and sales activities have increased, we have implemented cost reductions programs where possible, primarily in employee headcount and the use of independent software contractors. Management believes that available working capital coupled with the ability for raising additional equity financing will support the Company's operating plan. We continue to evaluate opportunities for raising additional financing and believe that such will be available on reasonable terms to the Company.

CASH FLOW

Operations used $2,115,000 of cash during the first quarter of 2002 compared to $2,622,000 in the first three months of 2001.

The use of cash by operations in the first three months of 2002 resulted from the net loss for the quarter which was offset in part by net cash from changes in operating assets and liabilities, non cash charges related to depreciation and amortization and the repayment of an advance by one of our officers. The use of cash by operations in the first three months of 2001 resulted from the net loss for the quarter and net cash from changes in operating assets and liabilities, which were partially offset in part by non cash charges relating to depreciation and amortization.

Investing activities used $9,000 of cash in the first three months of 2002 primarily for the purchase of capital items offset in part by change in other assets. Investing activities generated positive cash flow of $94,000 in the first three months of 2001 from other assets partially offset by capital expenditures.

Financing activities provided $6,000 of cash in the first three months of 2002 from the proceeds of employee stock option exercises offset by scheduled payments of long-term debt. Financing activities used $59,000 of cash in the first three months of 2001 relating to scheduled payment of long-term debt partially offset by the proceeds of employee stock option exercises.

BORROWING ARRANGEMENTS

We currently have no outstanding bank loans, lines of credit, or credit facilities.

WORKING CAPITAL

Our working capital at March 31, 2002 was $5,725,000 compared with $9,126,000 at December 31, 2001. In management's opinion, our current working capital position, the availability of additional equity financing and a reduction of cash flow used by operations will be sufficient to accommodate working capital requirements through the fiscal year ending December 31, 2002.

RESULTS OF OPERATIONS

Our operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors. After the acquisition of CyberStorage Systems Corporation in September of 2000, we commenced a corporate-wide restructuring, including the expansion of our North America sales territories to seven regions; the initiation of the plan to re-establish our re-seller sales channel; consolidation of our European sales, marketing and service organizations; implemented strategic marketing initiatives and programs for product development and repositioning. We believe these actions and the introduction of our new products in 2002 will provide the revenue growth that will enable us to return to profitability. Currently, we are experiencing an extended cycle for receipt of new orders due to the introduction of our new sales management and staff persons, the marketing and training cycles related to the new sales staff and the introduction of our new products as well as the current economic climate for the storage sector.

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

REVENUE

Revenues from products and services for the three-month periods ended March 31, 2002 and 2001 were $766,000 and $2,059,400, respectively. Revenues from products and services in 2001 consists primarily of our legacy RAID products. In 2002 revenues from products and services are from our new product lines of CyerFiber that was introduced in late 2001 and CyberNAS that was introduced in the first quarter of 2002. Revenue for domestic and international products and services were approximately 75% and 25% of total revenues of products and services during both periods.

There were no revenues from license fees in the three-month periods ended March 31, 2002 and 2001.

COST OF PRODUCTS AND SERVICES

Product and service costs for the three month periods ended March 31, 2002 and 2001 were $721,700 and $1,362,600, respectively, or 94% and 66% of revenue from products and services. The increase in the cost percentage between 2001 and 2002 of approximately 28% was a direct result of decreased sales, while factory overheads and technical service costs remained relatively consistent with the same period in the prior year.

COST OF LICENSE FEES

Costs associated with the enforcement of our patent and other intellectual property rights for the periods ended March 31, 2002 and 2001 amounted to $679,100 and $41,400, respectively. These costs relate to legal and consulting fees and expenses incurred associated with the enforcement of our patent and other intellectual property rights which began to increase during the second quarter of 2001.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three month periods ended March 31, 2002 and 2001 were $1,019,700 and $1,225,800, respectively. The $206,100 decrease in expenditures between the three month periods was due to the decrease in the utilization of independent software engineers and other subcontractors for short term assignments.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three month periods ended March 31, 2002 and 2001 were $1,016,700 and $657,900, respectively. The increase in expenses between the three month periods ended March 31, 2002 and the comparable period of 2001 of $358,800, was principally due to the increased head count in corporate marketing and staffing of the field sales organizations.

GENERAL AND ADMINSTRATIVE EXPENSES

General and administrative expenses for the three month periods ended March 31, 2002 and 2001 were $801,500 and $699,800, respectively. The increase in general and administrative expenses between the three month periods ended March 31, 2001 and 2002 of $101,700 resulted primarily from an increase in the allowance for doubtful accounts and increased legal fees relating to equity financing and other corporate matters.

OTHER INCOME (EXPENSE)

Interest income (expense), net was $(3,257) and $111,078 for the three month periods ended March 31, 2002 and March 31, 2001, respectively. The reduction in interest income is directly related to reduced cash balances when compared to the same period last year. Interest expense has remained relatively constant during both periods.

Other income relates primarily to translation adjustments which decreased in the current period due to reduced changes in translation rates.

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

OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY

We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Therefore, we cannot assure you that we will be able to adequately protect our proprietary technology against unauthorized third-party copying or use, which could adversely affect our competitive position. Further, we cannot assure you we will be able to obtain licenses to any technology that it may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

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

RAPID TECHNOLOGICAL CHANGES

The computer industry is changing both dramatically and rapidly. The development of "open systems computing", the introduction of the Internet, new fibre technologies (SAN) and the increasing storage density in disk drive technologies, have caused an increase in new product development and shorter time to bring the new products to market. While we believe that our Virtual Storage Architecture, StorageSuite and CyberBORG products are advanced when compared to competitive products, and complement many other products utilized in total customer solutions, we cannot assure you that this will continue in the future. The failure to remain consistently ahead of competitive technologies would have a negative impact on our operating results and financial condition.

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

Additionally, most companies in the high technology arena are under pressure to be able to acquire and retain the services of talented individuals. At present, there is a shortage in the number of qualified employees who are available, creating a lucrative job market for qualified and talented high tech employees. We have had a decline in revenue in each of the three previous years and comparable reduction in our work force. While we believe that we have the required core personnel to effectively manage and grow, we cannot assure you that key employees will not leave the company in the future. The failure to maintain key employees could adversely affect our future operating and financial results.

LIQUIDITY AND WORKING CAPITAL

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. Given the continued volatility in the securities markets and, in particular, the securities of technology companies, we cannot assure you that continuing investors' investments will be available to us and that we will receive additional equity financing. Our failure to maintain adequate liquidity and working capital could have a material adverse impact on us.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have the market risk inherent in financial instruments that relate primarily to fluctuations in the prime rate of interest to be charged under the terms of several promissory notes due from and to certain of our executive officers and directors.

Our foreign subsidiaries' obligations to us are denominated in U.S. dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the U.S. dollar and its subsidiaries' functional currencies, currently the British pound and Eurodollars. This exposure is limited to the period between the time of accrual of such liability to us in our subsidiaries' functional currency and the time of their payment to us in U.S. dollars.

Other than the inter-company balances noted above, we do not believe we have material unhedged monetary assets, liabilities or commitments that are denominated in a currency other than the operations' functional currencies. We expect such exposure to continue until our foreign subsidiaries reach a more mature level of operation. We currently have no plans to utilize any derivative products to hedge our foreign currency risk.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2001, Marketlink Technologies, LLC filed a civil action against us in the Circuit Court for Oakland County, Michigan, alleging that we owed them a $156,000 termination payment under the terms of a manufacturers representative agreement that we terminated for cause in April 2001 because of Marketlink's inability to sell our products and perform the services required by the agreement. In January 2002, we filed counterclaims against Marketlink in this matter, including Marketlink's breach of contract. We believe the claims of Marketlink are without merit and deny all allegations. Further, we intend to vigorously defend this action. We are unable to predict and outcome but we do not believe that our involvement in final settlement of or litigation costs defending this claim will have a material effect on our business, operating results or financial condition.

In March 2001, we filed an action against XIOTech Corporation ("XIOTECH") and its parent company, Seagate Technology, Inc. ("SEAGATE INC"), in the United States District Court for the Northern District of Texas claiming that its products infringe one of our patents. In December, 2001, we settled all matters in controversy that were pending in that action against XIOTECH, SEAGATE INC., and a related company, Seagate Technology LLC ("SEAGATE LLC"). Specifically, such matters included the alleged infringement of one of our patents, namely our U.S. Patent No. 5,893,919, by XIOTECH. The settlement between XIOTECH and us includes a one-time $2,500,000 royalty payment to us by XIOTECH for a fully paid up, royalty-free, worldwide, perpetual, license covering the `919 Patent, with no right to sublicense, and a royalty free cross license agreement between XIOTECH and us for all of our respective patents. Additionally, we entered into a cross license with SEAGATE LLC providing a royalty-free, worldwide, perpetual, cross license, with no right to sublicense, between SEAGATE LLC and us for all of our patents and for all of SEAGATE LLC's storage system patents. All cross license agreements entered into include all patents of Storage Computer Corporation and XIOTECH, and all storage system patents of SEAGATE LLC, including current and later acquired patents, domestic as well as foreign. Further, the parties agreed to dismiss all claims against each other and entered into certain mutual releases covering the subject matter, from any other action that may be brought as a result of these issues. Additionally, SEAGATE LLC has agreed to withdraw its oppositions in the European Patent Office to our `287 and `494 patents.

During March 2001 we filed legal actions against Hitatchi Data Systems Limited in the United Kingdom for infringement of two of the European patents in our intellectual property portfolio. The trial date is set for June 17, 2002.

In October 2001 we filed a patent infringement action in the United States District Court for the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation, alleging that certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property patent number U.S. 5,893,919 entitled "Apparatus and Method for Storing Data with Selectable Data Protection Using Mirroring and Selectable Parity Inhibition." In February 2002, we filed an additional patent infringement action in the United States District Court of the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation alleging that certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property, specifically U.S. 5,257,367 entitled "Data Storage system with Asynchronous Host Operating System Communication Link". These actions were referred to a court appointed mediator with a mediation date in late April 2002 and such mediation has been continued to a mutually agreeable time and place, sometime in the third quarter of 2002. In March 2002, we filed a third patent infringement action against Veritas Software Corporation and Veritas Software Global Corporation alleging certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property patent number U.S. 6,098,128 entitled "Universal Storage Management System." The Storage Computer claim is for injunctive relief, damages and legal costs arising from the alleged infringement.

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

During the quarter ended March 31, 2002 there were no changes in equity securities.

Item 3. Defaults Upon Senior Securities.

There has not been any material default in the payment of principal, interest, or any other material default not cured within 30 days with respect to any of our indebtedness during the three month period ended March 31, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three month period ended March 31, 2002.

Item 5.  Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

     A    Exhibits
          Number    Description
          ------    -----------
             3.1    Certificate of Incorporation of Storage Computer Corporation
                    dated August 23, 1991.
             3.2    Certificate of Amendment of Certificate of Incorporation of
                    Storage Computer Corporation dated February 24, 1995.
             3.3    Certificate of Amendment of Certificate of Incorporation of
                    Storage Computer Corporation dated August 15, 2001.
             4.1    Registration Rights Agreement dated as of May 2, 2002 by and among Storage Computer Corporation and the purchasers named therein.
             4.2    Form of warrant to purchase a total of 260,000 shares of
                    common stock issued May 3, 2002 to the warrant holders named therein.
            10.1    Securities Purchase Agreement dated as of May 2, 2002 by and among Storage Computer Corporation and the purchasers named therein.
            99.1    Press release issued by Storage Computer Corporation on
                    May 7, 2002.

     B    Reports On Form 8-K

          In our Report on Form 8-K filed on January 16, 2002 we reported a press release providing estimates of our revenues and earnings for the fourth quarter and the year ended December 31, 2001.

          In our Report on Form 8-K filed on March 26, 2002 we reported a press release giving notice and information as to the filing of an additional patent infringement action against Veritas Software Corporation.

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

Date: May 15, 2002