Form 10-Q
period 2002-06-30
STORAGE COMPUTER CORP
filed 2002-08-14
CIK 933452

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                    ---------
                                   (MARK ONE)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                  --------------------------------------------
                                       OR

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

Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.


                                                          OUTSTANDING AT
          CLASS                                            JULY 31, 2002
          -----                                            -------------

       Common Stock .....................................   20,232,090

                         PART I -- FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1.       Financial Statements (Unaudited).
                  Consolidated Balance Sheets - June 30, 2002                          3
                  and December 31, 2001.

                  Consolidated Statements of Operations - Three and six months         4
                  ended June 30, 2002 and 2001.

                  Consolidated Statements of Cash Flows - Six months                   5
                  ended June 30, 2002 and 2001.

                  Notes to Consolidated Financial Statements - June 30, 2002.          6

Item 2.       Management's Discussion and Analysis of Financial Condition and          8
              Results of Operations.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.             16


                          PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings.                                                      17

Item 2.       Changes in Securities and Use of Proceeds.                              18

Item 3.       Defaults Upon Senior Securities.                                        18

Item 4.       Submission of Matters to a Vote of Security Holders.                    18

Item 5.       Other Information.                                                      18

Item 6.       Exhibits and Reports on Form 8-K.                                       18

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          Storage Computer Corporation
                           Consolidated Balance Sheets

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         2002               2001
                                                                                         ----               ----
                                                                                      (UNAUDITED)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                        $  2,399,721        $  5,627,855
   Accounts receivable, net                                                            1,091,170           1,644,366
   Inventories                                                                         4,063,045           3,811,658
   Due from officers and directors                                                       129,710             356,269
   Other current assets                                                                  541,129             799,530
                                                                                    ------------        ------------
     Total current assets                                                              8,224,775          12,239,678

Property and equipment, net                                                              712,434             828,817
Goodwill, net                                                                         16,973,947          16,973,947
Other intangibles, net                                                                 2,838,977           3,272,870
Other assets                                                                           1,062,440             394,902
                                                                                    ------------        ------------
      Total assets                                                                  $ 29,812,573        $ 33,710,214
                                                                                    ============        ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $    871,942        $    802,015
   Accrued expenses                                                                    2,084,061           1,533,689
   Deferred revenue                                                                      405,132             492,987
   Current maturities of long-term debt                                                1,048,700             285,254
                                                                                    ------------        ------------
     Total current liabilities                                                         4,409,835           3,113,945
                                                                                    ------------        ------------
Long-term debt, less current maturities                                                  168,947             328,184
                                                                                    ------------        ------------
Commitments and contingencies

Redeemable convertible preferred stock                                                 3,827,285           3,725,015
                                                                                    ------------        ------------

Stockholders' equity:
   Preferred stock                                                                     1,426,137           1,178,319
   Common stock                                                                           19,846              19,135
   Additional paid-in capital                                                         78,878,581          76,001,699
   Accumulated deficit                                                               (58,918,058)        (50,656,083)
                                                                                    ------------        ------------
     Total stockholders' equity                                                       21,406,506          26,543,070
                                                                                    ------------        ------------
     Total liabilities and stockholders' equity                                     $ 29,812,573        $ 33,710,214
                                                                                    ============        ============

                 See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                Statements of Consolidated Operations (Unaudited)

                                                          Three Months Ended                    Six Months Ended
                                                          ------------------                    ----------------
                                                      June 30,          June 30,           June 30,           June 30,
                                                        2002              2001               2002               2001
                                                        ----              ----               ----               ----
Revenues:
    Products and services                         $    586,993     $    950,913          $  1,352,996     $  3,010,275
    License fees                                            --               --                    --               --
                                                  ------------     ------------          ------------     ------------
     Total Revenues                               $    586,993     $    950,913          $  1,352,996     $  3,010,275
                                                  ------------     ------------          ------------     ------------

Costs and expenses:
   Cost of products and services                       598,440          973,956             1,320,140        2,336,520
   Cost of license fees, primarily legal fees        1,305,963          289,241             1,985,077          330,607
   Research and development                            866,460        1,111,000             1,886,129        2,336,763
   Sales and marketing                                 926,461        1,154,696             1,943,187        1,812,580
   General and administrative                          726,832          797,674             1,528,361        1,497,446
   Amortization of intangibles                         193,821          701,938               433,893        1,415,868
                                                  ------------     ------------          ------------     ------------
     Total costs and expenses                        4,617,977        5,028,505             9,096,787        9,729,784
                                                  ------------     ------------          ------------     ------------
Operating loss                                      (4,030,984)      (4,077,592)           (7,743,791)      (6,719,509)
                                                  ------------     ------------          ------------     ------------

Other income (expense):
   Interest income (expense), net                      (16,197)          77,590               (19,454)         188,668
   Other income (expense)                              (34,590)         (12,330)               16,269          102,980
                                                  ------------     ------------          ------------     ------------
     Total                                             (50,787)          65,260                (3,185)         291,648
                                                  ------------     ------------          ------------     ------------
Loss before income taxes                            (4,081,771)      (4,012,332)           (7,746,976)      (6,427,861)
                                                  ------------     ------------          ------------     ------------
Provision (credit) for
  income taxes                                              --           (1,889)                   --            1,214
                                                  ------------     ------------          ------------     ------------
Net loss                                            (4,081,771)      (4,010,443)           (7,746,976)      (6,429,075)

Dividends on preferred
stock including
amortization of the
beneficial conversion
features                                              (257,955)      (1,905,836)             (514,999)      (3,495,203)
                                                  ------------     ------------          ------------     ------------
Net loss applicable to
common stockholders                               $ (4,339,726)    $ (5,916,279)         $ (8,261,975)    $( 9,924,278)
                                                  ============     ============          ============     ============

Loss applicable to common
stockholders per basic
and dilutive share                                      $(.22)           $(.37)                $(.43)           $(.64)
                                                  ============     ============          ============     ============

Basic and dilutive shares                           19,571,851       15,777,717            19,375,148       15,593,664
                                                  ============     ============          ============     ============


                 See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                               Six Months Ended
                                                                                               ----------------
                                                                                        JUNE 30,                 JUNE 30,
                                                                                          2002                    2001
                                                                                          ----                    ----
Cash flows from operating activities:
   Net loss                                                                           $(7,746,976)             $(6,429,075)
   Reconciliation to operating cash flows:
    Depreciation and amortization of property
        and equipment                                                                     250,283                  256,804
    Amortization of goodwill                                                                   --                  935,724
    Amortization of other intangibles                                                     433,893                  480,144
    Stock issued to 401(k) plan                                                            40,761                   20,958

   Changes in operating assets and liabilities:
    Accounts receivable                                                                   553,196                  146,455
    Inventories                                                                          (389,483)                (191,664)
    Due from officers and directors                                                       998,224                       --
    Other current assets                                                                  258,401                    3,558
    Accounts payable and accrued expenses                                                 415,089                  (82,873)
                                                                                      -----------              -----------
      Net cash used in operations                                                      (5,186,612)              (4,859,969)
                                                                                      -----------              -----------

Cash flows from investing activities:
    Capital expenditures                                                                  (49,445)                (109,797)
    Other assets                                                                         (667,538)                 126,270
    CyberStorage acquisition cost adjustments                                                  --                  238,890
                                                                                      -----------              -----------
      Net cash provided by (used in) investing activities                                (716,983)                 255,363
                                                                                      -----------              -----------

Cash flows from financing activities:
    Reduction of long-term debt                                                          (167,457)                (119,227)
    Net proceeds from issuance of common stock
        for stock options                                                                 115,662                    8,715
    Sale of common stock to investors, net of costs                                     2,673,614                       --
    Redemption of preferred stock                                                              --               (2,130,548)
                                                                                      -----------              -----------
      Net cash provided by (used in) financing activities                               2,621,819               (2,241,060)
                                                                                      -----------              -----------
Effect of exchange rate changes on cash                                                    53,642                  (41,288)
                                                                                      -----------              -----------
Net decrease in cash and cash equivalents                                              (3,228,134)              (6,886,954)
Cash and cash equivalents-beginning of period                                           5,627,855               14,852,259
                                                                                      -----------              -----------
Cash and cash equivalents-end of period                                               $ 2,399,721              $ 7,965,305
                                                                                      ===========              ===========

Supplemental cash flow information:

    Cash payments of interest                                                         $    35,732              $    75,444

    Preferred stock dividends paid in common stock                                    $    47,556              $   333,081

                 See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                   Notes to Consolidated Financial Statements
                                  June 30, 2002

Note A - The Company and Basis of Presentation

Storage Computer Corporation ("Company", "we" and "us") and our subsidiaries are engaged in the development, manufacture, and sale of computer disk arrays and computer equipment worldwide. The consolidated financial statements include the accounts of the Company and those of our wholly-owned subsidiaries CyberStorage Systems Corporation, Storage Computer Europe GmbH, Vermont Research Products, Inc., Storage Computer UK, Ltd., and Storage Computer France SAS. All significant intercompany accounts and transactions have been eliminated in consolidation. We have a 20% investment in Storage Computer (Asia) Ltd., which is accounted for by the equity method.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, containing our financial statements for the fiscal year ended December 31, 2001. In management's opinion, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present our consolidated financial position, results of operations and cash flows. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain 2001 amounts have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders' equity or net loss.

Note B - Stockholders' Equity

A summary of changes in stockholders' equity for the six months ended June 30, 2002 follows:

                                    Preferred Stock           Common Stock
                                    ---------------           ------------
                                                                                    Additional                    Total
                                             Carrying                    Par          Paid-In     Accumulated  Stockholders'
                                  Shares       Value        Shares      Value        Capital        Deficit       Equity
                                  ------       -----        ------      -----        -------      -----------     ------
Balance--December 31, 2001        2,500    $1,178,319   19,134,773     $19,135   $76,001,699   $(50,656,083)   $ 26,543,070

Exercise of stock options                                   84,522          85       115,577                        115,662
Stock issued to 401(k) plan                                  7,137           7        40,754                         40,761
Sale of common stock to
   institutional investors,
   net of costs                                            600,000         600     2,673,014                      2,673,614
Amortization of beneficial
  conversion feature of
  preferred stock                             247,818                                              (350,088)      (102,270)
Dividends on preferred stock                                18,507          19        47,537       (164,911)      (117,355)
Net loss                                                                                         (7,746,976)    (7,746,976)
                                  -----    ----------   ----------     -------   -----------   ------------    -----------
Balance-June 30, 2002             2,500    $1,426,137   19,844,939     $19,846   $78,878,581   $(58,918,058)   $21,406,506
                                  =====    ==========   ==========     =======   ===========   ============    ===========

Note C - Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("SFAS 141"), and No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The FASB also requires, upon adoption of SFAS 142, the Company to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

All of the Company's goodwill and other intangibles resulted from our acquisition of CyberStorage Systems in 2000 that was accounted for using the purchase method. In connection with the implementation of SFAS 141 and 142 as of January 1, 2002, approximately $686,000 of other intangibles has been reclassified to goodwill. We have ceased amortizing goodwill and determined that our entire business constitutes one reporting unit for purposes of assessing potential impairment of goodwill. A fair value approach will be used to test existing goodwill for impairment. An impairment charge will be recognized for the amount, if any, which the carrying amount of goodwill exceeds its implied fair value. We have completed Step 1 of SFAS 142 and deemed a potential impairment exists. We are in the process of testing for impairment (Step 2 of SFAS 142) and expect to complete the process in the third quarter of 2002. We currently do not have any reasonable estimate of the amount of impairment, which could range from $0 to the entire goodwill being carried at $16,993,947. We have also reassessed the useful lives of our other intangibles and determined that they are appropriate. We do not have any other intangibles with indefinite useful lives.

The effect on 2001 reported net loss and loss per share excluding goodwill amortization is as follows:

                                       Three months Ended June 30,       Six months Ended June 30,
                                            2002         2001                2002         2001
                                            ----         ----                ----         ----
Net loss applicable to common
   stockholders as reported            $(4,339,726)  $(5,916,279)        $(8,261,975)  $(9,924,278)

Goodwill amortization                                    461,866                           935,724
                                       -----------   -----------         -----------   -----------
Adjusted net loss excluding
   amortization of goodwill in 2001    $(4,339,726)  $(5,454,413)        $(8,261,975)  $(8,988,554)
                                       ===========   ===========         ===========   ===========

Loss applicable to common stockholders
   per basic and dilutive share
   as reported                         $      (.22)  $      (.37)        $      (.43)  $      (.64)

Goodwill amortization                                        .03                               .06
                                       -----------   -----------         -----------   -----------
Adjusted loss excluding
   amortization of goodwill in 2001
   per basic and dilutive share        $      (.22)  $      (.34)        $      (.43)  $      (.58)
                                       ===========   ===========         ===========   ===========

Goodwill amortization expense for the three-month and six-month periods ended June 30, 2001 was $461,866 and $935,724, respectively. Amortization expense for other intangibles for the three-month and six-month periods ended June 30, 2002 was $193,821 and $433,893, respectively. Amortization expense for other intangibles for the three-month and six-month periods ended June 30, 2001 was $240,072 and $480,144, respectively.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell. The Company has adopted SFAS No. 144 during the first quarter of 2002 and has determined that the adoption of SFAS No. 144 has had no impact on its financial position or results of operations for the six-month period ended June 30, 2002.

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

INTRODUCTION

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and result of all operations for the periods ended June 30, 2002 and 2001. The discussion should be read in connection with the Consolidated Financial Statements and other financial information included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Impairment of Goodwill and Intangible Assets

All of the Company's goodwill and other intangibles resulted from our acquisition of CyberStorage Systems in 2000 that was accounted for using the purchase method. In connection with the implementation of SFAS 141 and 142 as of January 1, 2002, we have ceased amortizing goodwill and determined that our entire business constitutes one reporting unit for purposes of assessing potential impairment of goodwill. A fair value approach will be used to test existing goodwill for impairment. An impairment charge will be recognized for the amount, if any, which the carrying amount of goodwill exceeds its implied fair value. We have completed Step 1 of SFAS 142 and deemed a potential impairment exists. We are in the process of testing for impairment (Step 2 of SFAS 142) and expect to complete the process in the third quarter of 2002. We currently do not have any reasonable estimate of the amount of impairment, which could range from $0 to the entire goodwill being carried of $16,993,947. We have also reassessed the useful lives of our other intangibles and determined that they are appropriate. We do not have any other intangibles with indefinite useful lives.

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

Restructuring Costs

During 2000, we recorded significant restructuring accruals in connection with the integration of our acquisition of CyberStorage Systems into our existing business. These accruals included estimated costs to settle certain contractual obligations, personnel related costs for benefit programs and redundancy, and charges related to excess inventory quantities and parts for discontinued products. The majority of our estimates were based on reasonably determinable facts and circumstances and our actual costs incurred were consistent with our estimates. During 2001, additional reserves were provided for inventories related to discontinued products.

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

LIQUIDITY AND CAPITAL RESOURCES

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. On May 3, 2002 we completed a $3,000,000 financing through a private placement of common stock to a group of four European and US based institutional investors. The Company sold 600,000 shares of common stock at $5.00 per share and issued 260,000 warrants to purchase common stock at $6.18 per share that are exercisable over a five-year period. However, given the continued volatility in the securities markets and, in particular, the securities of technology companies and our success in enforcement of our intellectual property rights, we cannot assure you that continuing investors' investments will be available to us or that we will receive additional equity financing. Our failure to maintain adequate liquidity and working capital could have a material adverse impact on our ability to operate.

We continue to incur operating losses in 2002. While development and introduction of our new products continues and our marketing and sales activities have increased, we have implemented cost reductions programs where possible, primarily in employee headcount and the use of independent software contractors. We believe that available working capital coupled with the ability to raise additional equity financing will support our operating plan. We continue to evaluate opportunities for raising additional financing and believe that financing will be available on reasonable terms to the Company.

CASH FLOWS

Our cash flows, cash and cash equivalents, and working capital for the first two quarters of 2002 and 2001 are summarized as follows:

                                                                   June 30, 2002            Change            March 31, 2002
                                                                   -------------            ------            --------------
                                                                                        (In thousands)
  Net cash used in operations ..................................      $(5,186)            $(3,071)              $(2,115)
  Net cash used in investing activities ........................         (717)               (708)                   (9)
  Net cash provided by financing activities ....................        2,622               2,616                     6
  Cash and cash equivalents ....................................        2,400              (1,096)                3,496
  Working capital ..............................................        3,815              (1,910)                5,725

                                                                   June 30, 2001            Change            March 31, 2001
                                                                   -------------            ------            --------------
                                                                                        (In thousands)

  Net cash used in operations ..................................      $(4,860)             $(2,238)              $(2,622)
  Net cash provided by investing activities ....................          255                  161                    94
  Net cash used in financing activities ........................       (2,241)              (2,182)                  (59)
  Cash and cash equivalents ....................................        7,965               (4,273)               12,238
  Working capital ..............................................        9,228               (5,477)               14,705

Cash used in operations in the first six months of 2002 resulted from the net loss for the first two quarters which was offset in part by net cash from changes in operating assets and liabilities, non cash charges related to depreciation and amortization and the repayment of an advance by one of our officers. The use of cash by operations in the first six months of 2001 resulted from the net loss for the first two quarters and net cash from changes in operating assets and liabilities, which were partially offset by non-cash charges relating to depreciation and amortization.

Cash used in investing activities during the first six months of 2002 relates to an increase in other assets primarily from an additional restricted cash deposit of $672,760 placed on account for the defense of our intellectual property portfolio. Investing activities generated positive cash flow in the first six months of 2001 from an increase in other assets and an adjustment of the purchase price of CyberStorage, partially offset by capital expenditures.

Cash provided from financing activities in the first six months of 2002 represents the proceeds of employee stock option exercises and the sale of common stock to a group of private investors in May 2002, partially offset by payment of long-term debt. Cash used in financing activities during the first six months of 2001 relates primarily to the redemption of preferred stock, partially offset by payment of long-term debt

BORROWING ARRANGEMENTS

We currently have no outstanding bank loans, lines of credit, or credit facilities.

WORKING CAPITAL

Our working capital at June 30, 2002 was $3,815,000 compared with $9,126,000 at December 31, 2001. In our opinion, our current working capital position, the availability of additional equity financing and a reduction of cash flow used by operations will be sufficient to accommodate our working capital requirements and to support the Company's operating plan through the fiscal year ending December 31, 2002.

RESULTS OF OPERATIONS

Our operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors. After the acquisition of CyberStorage Systems Corporation in September 2000, we commenced a corporate-wide restructuring, including the expansion of our North America sales territories to seven regions; the initiation of a plan to re-establish our re-seller sales channel; consolidation of our European sales, marketing and service organizations; and implemented strategic marketing initiatives and programs for product development and repositioning. We believe these actions and the introduction of our new products in 2002 will provide the revenue growth that will enable us to return to profitability. Currently, we are experiencing an extended cycle for receipt of new orders due to the introduction of our new sales management and staff persons, the marketing and training cycles related to the new sales staff and the introduction of our new products as well as the poor current economic climate for the storage sector.

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

REVENUE

Revenues from products and services for the three-month period and six-month period ended June 30, 2002 were $586,993 and $1,352,996 compared to $950,913 and $3,010,275 for the respective periods in 2001. Revenues from products and services in 2001 consisted primarily of our legacy RAID products. In 2002 revenues from products and services are from our new product lines of CyerFiber that was introduced in late 2001 and CyberNAS that was introduced in the first quarter of 2002. For the three month period ended June 30, 2002, U.S. domestic product sales and international product sales were 49% and 51%, respectively, of total revenues from products and services compared to 45% and 55% for the same period in 2001. For the six month period ended June 30, 2002, U.S. domestic product sales and international product sales were 65% and 35%, respectively, of total revenues from products and services compared to 64% and 36% for the same period in 2001.

There were no revenues from license fees in the six-month periods ended June 30, 2002 and 2001.

COST OF PRODUCTS AND SERVICES

Product and service costs for the three month period and six month period ended June 30, 2002 were $598,440 and $1,320,140, or 102% and 98% of revenue from products and services, compared to $973,956 and $2,336,520, or 102% and 78% of revenue from products and services for the respective periods in 2001. The cost percentage between the three-month periods ended June 30, 2001 and 2002 remained relatively consistent as a result of decreased sales, while factory overheads and technical service costs remained consistent. The increase in the cost percentage between the six-month periods ended June 30, 2001 and 2002 of approximately 20% was a direct result of decreased sales, while factory overheads and technical service costs remained relatively consistent with the same period in the prior year.

GROSS PROFIT

Gross profit on the sale of products and services is summarized as follows:

                                   Six months ended          Three months ended
                                     June 30, 2002             March 31, 2002
                                  -------------------       --------------------
                              (In thousands except for % of sales amounts)

   Gross profit .............       $33         2.4%          $44         5.8%


                                   Six months ended          Three months ended
                                     June 30, 2001             March 31, 2001
                                  -------------------       --------------------
                              (In thousands except for % of sales amounts)

   Gross profit .............      $674        22.4%         $697        33.8%


Gross profits were reduced in 2002 primarily due to reduced sales only partially offset by reduced overhead costs.

COST OF LICENSE FEES

Costs associated with the enforcement of our patent and other intellectual property rights for the three month period and six month period ended June 30, 2002 were $1,305,963 and $1,985,077 compared to $289,241 and $330,607 for the respective periods in 2001. These costs relate to legal fees for foreign counsel and consulting fees and expenses incurred associated with the enforcement of our patent and other intellectual property rights that began to increase during the second quarter of 2001 and increased substantially in the three-months ended June 30, 2002 due to the Court proceedings in the United Kingdom.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three month period and six month period ended June 30, 2002 were $866,460 and $1,886,129 compared to $1,111,000 and $2,336,763 for the respective periods in 2001. The $450,634 decrease in expenditures between the six-month periods was due to the decrease in the utilization of independent software engineers and other subcontractors for short-term assignments. Research and development expenses for the three-month period ended June 30, 2002 decreased over the prior quarter of 2002 due to the reduction of internal staff and the utilization of independent software engineers.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three month period and six month periods ended June 30, 2002 were $926,461 and $1,943,187 compared to $1,154,696 and
$1,812,580 for the respective periods in 2001. The increase in expenses between the six month periods ended June 30, 2002 and the comparable period of 2001 of $73,549, was principally due to the increased head count in corporate marketing and staffing of the field sales organizations.

GENERAL AND ADMINSTRATIVE EXPENSES

General and administrative expenses for the three month period and six month periods ended June 30, 2002 were $726,832 and $1,528,361 compared to $797,674 and $1,497,446 for the respective periods in 2001. The increase in general and administrative expenses between the six month periods ended June 30, 2001 and 2002 of $30,915 resulted primarily from an increase in the allowance for doubtful accounts and increased legal fees relating to equity financing and other corporate matters.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

In connection with the implementation of SFAS 142, we ceased amortizing goodwill as of January 1, 2002. Goodwill amortization expense for the three-month and six-month periods ended June 30, 2001 was $461,866 and $935,724, respectively. Amortization expense for other intangibles for the three-month and six-month periods ended June 30, 2002 was $193,821 and $433,893, respectively. Amortization expense for other intangibles for the three-month and six-month periods ended June 30, 2001 was $240,072 and $480,144, respectively

OTHER INCOME (EXPENSE)

Interest income (expense), net was $(16,197) and $(19,454) for the three-month and six-month periods ended June 30, 2002 compared to $77,590 and $188,668 for the respective periods in 2001. The reduction in interest income is directly related to reduced cash balances when compared to the same period last year. Interest expense has remained relatively constant during both periods.

Other income relates primarily to translation adjustments that decreased in the current period due to reduced changes in translation rates.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR STOCK PRICE IS EXTREMELY VOLATILE

Our stock price, like that of other technology companies, is subject to extremely significant volatility because of factors such as:

     - the announcement of new products, services or technological innovations by our competitors or us

     -    quarterly variations in our operating results

     -    changes in revenue or earnings estimates by the investment community

     -    speculation in the press or investment community

     -    failure to meet earning expectations

     -    the results of intellectual property litigation


In addition, our stock price may be affected by general market conditions, short selling activities, and domestic and international economic factors unrelated to our performance. Further, until recently, our common stock was thinly traded. Because of these factors, any recent trend should not be considered reliable indicators of future stock prices or financial results.

OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY

We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Therefore, we cannot assure you that we will be able to adequately protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position. Further, we cannot assure you we will be able to obtain licenses to any technology that we may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

INTELLECTUAL PROPERTY RIGHTS

We are aggressively pursuing the enforcement of our intellectual property rights after an extensive patent review conducted in 1999. In 2000, we retained a major law firm to enforce these rights against infringing parties, the number of which management believes to be extensive. In 2001, we began bringing legal actions against companies whose products we believed infringed on our intellectual property rights and patent portfolio. We intend to vigorously pursue these actions. Despite our and our legal representatives' efforts, there can be no assurance or predictability as to any amount of recovery or the length of time it will take us to recover any royalties or license fees which may be recoverable. Despite our efforts to protect our intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

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

RAPID TECHNOLOGICAL CHANGES

The computer industry is changing both dramatically and rapidly. The development of "open systems computing", the introduction of the Internet, new fiber technologies (SAN) and the increasing storage density in disk drive technologies, have caused an increase in new product development and shorter time to bring the new products to market. While we believe that our Virtual Storage Architecture, StorageSuite and CyberBORG products are advanced when compared to competitive products, and complement many other products utilized in total customer solutions, we cannot assure you that this will continue in the future. The failure to remain consistently ahead of competitive technologies would have a negative impact on our operating results and financial condition.

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

OPERATIONS

Our products operate near the limits of electronic and physical performance, and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur by our suppliers, or us we could experience a rate of failure in our products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in our future growth. We frequently revise and update manufacturing and test processes to address engineering and component changes to our products and evaluate the reallocation of manufacturing resources among our facilities. We cannot assure that our efforts to monitor, develop and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

LIQUIDITY AND WORKING CAPITAL

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. On May 3, 2002 we completed a $3,000,000 financing through a private placement of common stock to a group of four European and US based institutional investors. The Company sold 600,000 shares of common stock at $5.00 per share and issued 260,000 warrants to purchase common stock at $6.18 per share that are exercisable over a five-year period. However, given the continued volatility in the securities markets and, in particular, the securities of technology companies and our success in enforcement of our intellectual property rights, we cannot assure you that continuing investors' investments will be available to us or that we will receive additional equity financing. Our failure to maintain adequate liquidity and working capital could have a material adverse impact on us.

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

FAILURE OF SUPPLIERS TO PROVIDE QUALITY PRODUCTS

We purchase several sophisticated components and products from one or a limited number of qualified suppliers. These components and products include disk drives, high-density memory components and power supplies. We have experienced delivery delays from time to time because of high industry demand or the inability of some vendors to consistently meet our quality and delivery requirements. If any of our suppliers were to fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations or financial condition. Additionally, we periodically transition our product line to incorporate new technologies. The importance of transitioning our customers smoothly to new technologies, along with our historically uneven pattern of quarterly sales, intensifies the risk that a supplier who fails to meet its delivery or quality requirements will have an adverse impact on our revenues and earnings.

CHANGES IN LAWS, REGULATIONS OR OTHER CONDITIONS THAT COULD ADVERSELY IMPAIR OUR CONDITION

Our business, results of operations and financial condition could be adversely affected if any laws, regulations or standards, both foreign and domestic, relating to our products or us were newly implemented or changed.

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

WE MAY NOT BE SUCCESSFUL IN OUR PATENT LITIGATION

We have been extremely aggressive and active in the legal enforcement of our worldwide intellectual property rights. The outcome in the Hitachi and Veritas unresolved patent proceedings cannot possibly be predicted, but we intend to vigorously pursue the enforcement of our intellectual property rights and our claims in these actions and against other manufacturers whose products we believe infringe on our patents and intellectual property rights. Our failure to successfully enforce our patent rights could have a material adverse effect on our business, operating results and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We have the market risk inherent in financial instruments that relates primarily to fluctuations in the prime rate of interest to be charged under the terms of several promissory notes due from and to certain of our executive officers and directors.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2001, Marketlink Technologies, LLC filed a civil action against us in the Circuit Court for Oakland County, Michigan, alleging that we owed them a $156,000 termination payment under the terms of a manufacturers representative agreement that we terminated for cause in April 2001 because of Marketlink's inability to sell our products and perform the services required by the agreement. In January 2002, we filed counterclaims against Marketlink in this matter, including Marketlink's breach of contract. We believe the claims of Marketlink are without merit and deny all allegations. Further, we intend to vigorously defend this action. A trial date has not been set by the court and the action is currently in its discovery phase. We are unable to predict the outcome but we do not believe that our involvement in final settlement of or litigation costs defending this claim will have a material effect on our business, operating results or financial condition.

During March 2001 we filed legal actions against Hitachi Data Systems Limited in the United Kingdom for infringement of two of the European patents in our intellectual property portfolio. The trial was completed in July 2002 and we are awaiting the judge's decision on the merits as to the validity of the two patents and Hitachi's infringement of these patents, and we have recently been advised that the decision will be rendered on August 21, 2002.

In October 2001, we filed a patent infringement action in the United States District Court for the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation, alleging that certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property patent number U.S. 5,893,919 entitled "Apparatus and Method for Storing Data with Selectable Data Protection Using Mirroring and Selectable Parity Inhibition." In February 2002, we filed an additional patent infringement action in the United States District Court of the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation alleging that certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property, specifically U.S. 5,257,367 entitled "Data Storage system with Asynchronous Host Operating System Communication Link". These actions were referred to a court appointed mediator with a mediation date in late April 2002 and such mediation has been continued to a mutually agreeable time and place, sometime in the third quarter of 2002. In March 2002, we filed a third patent infringement action against Veritas Software Corporation and Veritas Software Global Corporation alleging certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property patent number U.S. 6,098,128 entitled "Universal Storage Management System." The Storage Computer claim is for injunctive relief, damages and legal costs arising from the alleged infringement.

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

Item 3. Defaults Upon Senior Securities.

There has not been any material default in the payment of principal, interest, or any other material default not cured within 30 days with respect to any of our indebtedness during the six month period ended June 30, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on June 7, 2002 the following matters were voted:

Proposal 1 - The following individuals were elected to the Board of Directors:

                                           Votes For              Votes Withheld
                                           ---------              --------------

Theodore J. Goodlander                     18,735,080                 47,129
Edward A. Gardner                          18,752,980                 47,229
Steven S. Chen                             18,736,495                 63,714
Roger E. Gauld                             18,765,064                 35,145
John Thonet                                18,752,980                 47,229
Thomas A. Wooters                          18,765,564                 34,645

Proposal 2 - The vote to ratify the action of the Board of Directors in appointing BDO Seidman, LLP as the Company's auditors for the year ending December 31, 2002 was:

                Votes For             Votes Against           Votes Withheld
                ---------             -------------           --------------

                17,802,337                9,616                    5,090

Item 5.  Other Information.

On July 12, 2002, Company's Board of Directors approved the implementation of the 2002 Short-Term Deferred Compensation Plan under which all employees may chose to defer up to 75% of their salary for a six month period to be paid at the conclusion of the Plan in cash or in common stock based on the closing price of the Company's common stock on the American Stock Exchange on that day of $2.10 per share.

On July 19, 2002, the Compensation Committee of the Company's Board of Directors approved the re-pricing of all outstanding out-of-the-money stock options to $1.37 per share, based on the closing price of the Company's common stock on the American Stock Exchange on that day.

Item 6. Exhibits and Reports on Form 8-K.

        A       Exhibits
                 Number         Description
                 ------         -----------

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

        B       Reports On Form 8-K

                  None.

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

Date: August 14, 2002