Form 10-Q
period 2002-09-30
STORAGE COMPUTER CORP
filed 2002-11-14
CIK 933452

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

COMMISSION FILE NUMBER 1-13616

STORAGE COMPUTER CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	02-0450593
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

11 RIVERSIDE DRIVE, NASHUA, NH 03062
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

(603) 880-3005
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 7, 2002
Common Stock	23,491,099

PART I — FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Storage Computer Corporation
Consolidated Balance Sheets

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001
	(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$2,031,761	$5,627,855
Accounts receivable, net	163,662	1,644,366
Inventories	1,961,846	3,811,658
Due from officers and directors	131,505	356,269
Other current assets	242,717	799,530

Total current assets	4,531,491	12,239,678
Property and equipment, net	591,765	828,817
Goodwill, net	16,973,947	16,973,947
Other intangibles, net	2,645,156	3,272,870
Other assets	101,903	394,902

Total assets	$24,844,262	$33,710,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$430,453	$802,015
Accrued expenses	2,374,486	1,533,689
Deferred revenue	299,664	492,987
Current maturities of long-term debt	1,207,231	285,254

Total current liabilities	4,311,834	3,113,945

Long-term debt, less current maturities	—	328,184

Commitments and contingencies
Redeemable convertible preferred stock	1,719,596	3,725,015

Stockholders’ equity:
Preferred stock	—	1,178,319
Common stock	22,427	19,135
Additional paid-in capital	82,939,142	76,001,699
Accumulated deficit	(64,148,737)	(50,656,083)

Total stockholders’ equity	18,812,832	26,543,070

Total liabilities and stockholders’ equity	$24,844,262	$33,710,214

See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Statements of Consolidated Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues:
Products and services	$618,731	$2,176,028	$1,971,728	$5,186,303
License fees	—	—	—	—

Total Revenues	618,731	2,176,028	1,971,728	5,186,303

Costs and expenses:
Cost of products and services	2,615,045	1,524,368	3,935,185	3,860,888
Cost of license fees, primarily legal fees	623,039	417,919	2,608,116	748,526
Research and development	570,014	884,252	2,456,143	3,221,015
Sales and marketing	545,916	1,364,027	2,489,103	3,176,607
General and administrative	1,484,831	836,259	3,013,192	2,333,705
Amortization of intangibles	193,821	707,934	627,714	2,123,802

Total costs and expenses	6,032,666	5,734,759	15,129,453	15,464,543

Operating loss	(5,413,935)	(3,558,731)	(13,157,725)	(10,278,240)

Other income (expense):
Interest income, net	62,755	69,671	43,301	258,339
Other income (expense)	4,005	(180,812)	20,274	(77,832)

Total	66,760	(111,141)	63,575	180,507

Loss before income taxes	(5,347,175)	(3,669,872)	(13,094,150)	(10,097,733)
Provision (credit) for income taxes	(199,734)	—	(199,734)	1,214

Net loss	(5,147,441)	(3,669,872)	(12,894,416)	(10,098,947)

Dividends on preferred stock including amortization of the beneficial conversion features	(83,238)	(3,679,443)	(598,238)	(6,080,663)

Net loss applicable to common stockholders	$(5,230,679)	$(7,349,315)	$(13,492,654)	$(16,179,610)

Loss applicable to common stockholders per basic and dilutive share	$(.25)	$(.47)	$(.68)	$(1.03)

Basic and dilutive shares	21,076,206	15,785,925	19,947,967	15,658,455

See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001
Cash flows from operating activities:
Net loss	$(12,894,416)	$(10,098,947)
Reconciliation to operating cash flows:
Depreciation and amortization of property and equipment	376,493	408,113
Amortization of goodwill	—	1,403,586
Amortization of other intangibles	627,714	720,216
Provision for restructuring costs	2,060,384	—
Provision for bad debts	835,183	(5,161)
Stock issued to 401(k) plan	62,328	42,707

Changes in operating assets and liabilities:
Accounts receivable	645,521	(441,485)
Inventories	(364,936)	(54,443)
Due from officers and directors	996,429	(1,584,360)
Other current assets	556,813	119,877
Accounts payable and accrued expenses	469,567	(662,152)

Net cash used in operations	(6,628,920)	(10,152,049)

Cash flows from investing activities:
Capital expenditures	(54,986)	(221,287)
Other assets	292,999	138,243
CyberStorage acquisition cost adjustments	—	238,885

Net cash provided by investing activities	238,013	155,841

Cash flows from financing activities:
Reduction of long-term debt	(177,872)	(260,324)
Net proceeds from issuance of common stock for stock options	239,156	27,649
Sale of common stock to investors, net of costs	2,663,619	—
Issuance of preferred stock	—	4,830,217
Redemption of preferred stock	—	(2,130,548)

Net cash provided by financing activities	2,724,903	2,466,994

Effect of exchange rate changes on cash	69,910	(9,840)

Net decrease in cash and cash equivalents	(3,596,094)	(7,539,054)
Cash and cash equivalents-beginning of period	5,627,855	14,852,259

Cash and cash equivalents-end of period	$2,031,761	$7,313,205

Supplemental cash flow information:

Cash payments of interest	$41,503	$112,615

Cash (received) paid for income taxes	$(199,734)	$1,214

Preferred stock dividends paid in common stock	$414,175	$300,492

See Notes to Consolidated Financial Statements.

Storage Computer Corporation
Notes to Consolidated Financial Statements
September 30, 2002

Note A – The Company and Basis of Presentation

Storage Computer Corporation (“Company”, “we” and “us”) and our subsidiaries are engaged in the development, manufacture, and sale of computer disk arrays, computer equipment and software, worldwide. The consolidated financial statements include the accounts of the Company and those of our wholly-owned subsidiaries CyberStorage Systems Corporation, Storage Computer Europe GmbH, Vermont Research Products, Inc., Storage Computer UK, Ltd., and Storage Computer France SAS. All significant intercompany accounts and transactions have been eliminated in consolidation. We have a 20% investment in Storage Computer (Asia) Ltd., which is accounted for by the equity method.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, containing our financial statements for the fiscal year ended December 31, 2001. In management’s opinion, the accompanying financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present our consolidated financial position, results of operations and cash flows. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain 2001 amounts have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders’ equity or net loss.

Note B – Stockholders’ Equity

A summary of changes in stockholders’ equity for the nine months ended September 30, 2002 follows:

	Preferred Stock		Common Stock
	Shares	Carrying Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance— December 31, 2001	2,500	$1,178,319	19,134,773	$19,135	$76,001,699	$(50,656,083)	$26,543,070
Exercise of stock options and deferred compensation stock purchases			178,878	178	238,978		239,156
Stock issued to 401(k) plan			12,556	13	62,315		62,328
Sale of common stock to institutional investors, net of costs			600,000	600	2,663,019		2,663,619
Amortization of beneficial conversion feature of preferred stock		1,321,681			(1,263,543)	(377,718)	(319,580)
Dividends on preferred stock, including dividends paid on conversion of redeemable convertible preferred stock			293,754	294	413,881	(220,520)	193,655
Conversion of redeemable convertible preferred stock into common shares	(2,500)	(2,500,000)	2,206,796	2,207	4,822,793		2,325,000
Net loss						(12,894,416)	(12,894,416)

Balance-September 30, 2002	—	$—	22,426,757	$22,427	$82,939,142	$(64,148,737)	$18,812,832

Note C – Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The FASB also requires, upon adoption of SFAS 142, the Company to reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

All of the Company’s goodwill and other intangibles resulted from our acquisition of CyberStorage Systems in 2000 that was accounted for using the purchase method. In connection with the implementation of SFAS 141 and 142 as of January 1, 2002, approximately $686,000 of other intangibles has been reclassified to goodwill. We have ceased amortizing goodwill and determined that our entire business constitutes one reporting unit for purposes of assessing potential impairment of goodwill. A fair value approach will be used to test existing goodwill for impairment. An impairment charge will be recognized for the amount, if any, which the carrying amount of goodwill exceeds its implied fair value. We have completed Step 1 of SFAS 142 and deemed a potential impairment exists. We are in the process of testing for impairment (Step 2 of SFAS 142) and will complete the process in the fourth quarter of 2002. We currently do not have any reasonable estimate of the amount of impairment, which could range from $0 to the entire goodwill being carried at $16,973,947. We have also reassessed the useful lives of our other intangibles and determined that they are appropriate. We do not have any other intangibles with indefinite useful lives.

The effect on 2001 reported net loss and loss per share excluding goodwill amortization is as follows:

	Three months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
Net loss applicable to common stockholders as reported	$(5,230,679)	$(7,349,315)	$(13,492,654)	$(16,179,610)

Goodwill amortization		467,862		1,403,586

Adjusted net loss applicable to common stockholders excluding amortization of goodwill in 2001	$(5,230,679)	$(6,881,453)	$(13,492,654)	$(14,776,024)

Loss applicable to common stockholders per basic and dilutive share as reported	$(.25)	$(.47)	$(.68)	$(1.03)

Goodwill amortization		.03		.09

Adjusted loss excluding amortization of goodwill in 2001 per basic and dilutive share	$(.25)	$(.44)	$(.68)	$(.94)

Goodwill amortization expense for the three-month and nine-month periods ended September 30, 2001 was $467,862 and $1,403,586, respectively. Amortization expense for other intangibles for the three-month and nine-month periods ended September 30, 2002 was $193,821 and $627,714, respectively. Amortization expense for other intangibles for the three-month and nine-month periods ended September 30, 2001 was $240,072 and $720,216, respectively.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less costs to sell. The Company has adopted SFAS No. 144 during the first quarter of 2002 and has determined that the adoption of SFAS No. 144 has had no impact on its financial position or results of operations for the nine-month period ended September 30, 2002.

On June 30, 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 146, Accounting for the Costs Associated with Exit or Disposal Activities. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. FASB No. 146 replaces Emerging Issues Task Force (EITF) Issues No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and EITF No. 88-10, Costs Associated with Lease Modification or Termination. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company anticipates the adoption of this statement will not have a material effect on its consolidated financial position or results of operations.

Note D – Subsequent Events

In October 2002 ,the Company entered into a Settlement Agreement and License with Hitachi, Ltd. as further described in Part II, Item 1. Legal Proceedings. Under the terms of this agreement, Hitachi cancelled the bank guarantee that we provided as security for costs in the litigation and the restricted cash deposit that provided the security for the bank guarantee was released. The restricted cash deposit that was classified as a non-current asset at June 30, 2002 has been reclassified to cash at September 30, 2002.

In November 2002, we entered into a non-exclusive patent license agreement and received a $3 million one-time royalty payment for a fully paid up, worldwide, non-exclusive perpetual license for all of the licensee’s products that may be subject to any claim in any of our patents.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

Forward-looking Statements

The Private Securities Litigation Reform Act of 1996 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties. any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products; the rate of growth in the industries of our products; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; risks associated with sales in foreign countries; our ability to successfully expand our operations and obtain acceptible financing for our operations; set forth in this Item 2 under the heading “Factors That May Affect Future Results.”.

INTRODUCTION

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and result of all operations for the three-month and nine-month periods ended September 30, 2002 and 2001. The discussion should be read in connection with the Consolidated Financial Statements and other financial information included in our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Impairment of Goodwill and Intangible Assets

All of the Company’s goodwill and other intangibles resulted from our acquisition of CyberStorage Systems in 2000 that was accounted for using the purchase method. In connection with the implementation of SFAS 141 and 142 as of January 1, 2002, we have ceased amortizing goodwill and determined that our entire business constitutes one reporting unit for purposes of assessing potential impairment of goodwill. A fair value approach will be used to test existing goodwill for impairment. An impairment charge will be recognized for the amount, if any, which the carrying amount of goodwill exceeds its implied fair value. We have completed Step 1 of SFAS 142 and deemed a potential impairment exists. We are in the process of testing for impairment (Step 2 of SFAS 142) and will complete the process in the fourth quarter of 2002. We currently do not have any reasonable estimate of the amount of impairment, which could range from $0 to the entire goodwill being carried of $16,973,947. We have also reassessed the useful lives of our other intangibles and determined that they are appropriate. We do not have any other intangibles with indefinite useful lives.

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

Restructuring Costs

During 2000, we recorded significant restructuring accruals in connection with the integration of our acquisition of CyberStorage Systems into our existing business. These accruals included estimated costs to settle certain contractual obligations, personnel related costs for benefit programs and redundancy, and charges related to excess inventory quantities and parts for discontinued products. The majority of our estimates were based on reasonably determinable facts and circumstances and our actual costs incurred were consistent with our estimates. During the fourth quarter of 2001, additional reserves were provided for inventories related to discontinued products. As more fully described in “Results of Operations” below, we announced in August 2002 a realignment and refocus of our core business activity toward the Storage Wide-Area Networking (SWAN) market segment. We have also substantially reduced our operations in Europe. Additional reserves were provided for excess inventory quantities and inventories of discontinued products because of these actions.

Intellectual Property Rights, Contingencies and Litigation

We have a substantial portfolio of patents, claims and other intellectual property rights. Costs and expenses in connection with the development and enforcement of our rights are expensed when incurred. Certain contingent fees for legal services are due upon the receipt of license fees over contract periods or upon receipt of payment for paid-up license arrangements. We currently are in legal proceedings in connection with the enforcement of our intellectual property rights the results of which cannot be predicted. Our failure to successfully enforce our patent rights could have a material adverse effect on our business, operating results and financial condition. Please refer to Part I, Item 1. Note D – Subsequent Events and Part II, Item 1. Legal Proceedings for current information related to intellectual property rights and litigation related thereto.

In the normal course of our business, we are subject to various other proceedings, lawsuits and claims relating to product, technology, labor and other matters as further described in Part II, Item 1. Legal Proceedings. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. We believe, although we can make no assurances, that none of the existing matters will result in a material adverse effect on our business, operating results and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. On May 3, 2002, we completed a $3,000,000 financing through a private placement of common stock to a group of four European and US based institutional investors. The Company sold 600,000 shares of common stock at $5.00 per share and issued 260,000 warrants to purchase common stock at $6.18 per share that are exercisable over a five-year period. In October 2002, we received $3 million in license fees. However, given the continued volatility in the securities markets and, in particular, the securities of technology companies and the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure any additional debt or equity financing. Our failure to maintain adequate liquidity and working capital could have a material adverse impact on our operations and financial condition.

We continue to incur operating losses in the third quarter of 2002. While development and introduction of our new products continues, our actual sales revenue has declined this year and is expected to continue at a low level. Therefore, we reduced our activity level in marketing, sales and administration and implemented cost reduction programs primarily in employee headcount, the use of independent software subcontractors and the level of expenses for development, travel and administration. We believe, although there can be no assurances, that currently available working capital will support our operating plan for the next twelve months.

CASH FLOWS

Our cash flows, cash and cash equivalents, and working capital for the first three quarters of 2002 and 2001 are summarized as follows:

	September 30, 2002	Change	June 30, 2002	Change	March 31, 2002
	(In thousands)
Net cash used in operations	$(6,629)	$(1,443)	$(5,186)	$(3,071)	$(2,115)
Net cash provided by (used in) investing activities	238	955	(717)	(708)	(9)
Net cash provided by financing activities	2,725	103	2,622	2,616	6
Cash and cash equivalents	2,032	(368)	2,400	(1,096)	3,496
Working capital	220	(3,595)	3,815	(1,910)	5,725

	September 30, 2001	Change	June 30, 2001	Change	March 31, 2001
	(In thousands)
Net cash used in operations	$(10,152)	$(5,292)	$(4,860)	$(2,238)	$(2,622)
Net cash provided by investing activities	156	(99)	255	161	94
Net cash provided by (used in) financing activities	2,467	(226)	(2,241)	(2,182)	(59)
Cash and cash equivalents	7,313	(652)	7,965	(4,273)	12,238
Working capital	10,776	1,548	9,228	(5,477)	14,705

Cash used in operations in the first nine months of 2002 resulted from the net loss for the first three quarters which was offset in part by net cash from changes in operating assets and liabilities, non cash charges related to depreciation, amortization and provision for restructuring costs and the repayment of an advance by one of our officers. The use of cash by operations in the first nine months of 2001 resulted from the net loss for the first three quarters and net cash from changes in operating assets and liabilities, which were partially offset by non-cash charges relating to depreciation and amortization.

Cash provided by investing activities during the first nine months of 2002 relates to decrease in other assets primarily from the reclassification of a restricted cash deposit related to our intellectual property litigation to cash. Investing activities generated positive cash flow in the first nine months of 2001 from a decrease in other assets and an adjustment of the purchase price of CyberStorage, partially offset by capital expenditures.

Cash provided from financing activities in the first nine months of 2002 represents the proceeds of employee stock option exercises and the sale of common stock to a group of private investors in May 2002, partially offset by payment of long-term debt. Cash used in financing activities during the first nine months of 2001 relates primarily to the redemption of preferred stock and payments of long term debt, partially offset by an issuance of additional preferred stock during the third quarter of 2001.

BORROWING ARRANGEMENTS

We currently have no outstanding bank loans, lines of credit, or credit facilities.

The Company is in default in the payment of principal and interest on an unsecured note payable to an investment company as of August 31, 2002. Demand for payment has been received for the amount of the unpaid principal and interest totaling $260,417. We believe, although there can be no assurances, that we will be able to negotiate a forbearance agreement with the lender. In addition, payments on unsecured indebtedness to the Chief Executive Officer of the Company and to the former Chief Operating Officer of the Company have been temporarily deferred with the consent of both parties. All of the amounts due under these unsecured notes and indebtedness have been classified as current liabilities in our financial statements at September 30, 2002.

WORKING CAPITAL

Our working capital at September 30, 2002 was $220,000 compared with $9,126,000 at December 31, 2001. The announcement of the adverse results in our intellectual property litigation in August 2002 has substantially reduced our ability to raise additional equity at this time. We believe, however, that our current working capital position, including increases in cash from license fees in November 2002 and the reduction of cash used by operations, will be sufficient to accommodate our working capital requirements and to support the Company’s operating plan for the next twelve months.

RESULTS OF OPERATIONS

Our operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors. After the acquisition of CyberStorage Systems Corporation in September 2000, we commenced a corporate-wide restructuring, including the expansion of our North America sales territories to seven regions; the initiation of a plan to re-establish our re-seller sales channel; consolidation of our European sales, marketing and service organizations; and implemented strategic marketing initiatives and programs for product development and repositioning. Although we believed these actions and the introduction of our new products in 2002 would provide the revenue growth that would enable us to return to profitability, this has not materialized. Currently, the poor economic climate for the storage sector and technology products in general have required us to cut back our core business operations to preserve working capital. We have also substantially reduced our operations in Europe.

Additional factors that may contribute to variability of operating results include: trends in national and world-wide economic growth or recession; the pricing and mix of products offered by us; changes in pricing of our products and services due to competitive pressures; the continual development of new products and the ability to successfully identify and integrate suitable alliance partners.

REVENUE

Revenues from products and services for the three-month period and nine-month period ended September 30, 2002 were $618,731 and $1,971,728 compared to $2,176,028 and $5,186,303 for the respective periods in 2001. Revenues from products and services in 2001 consisted primarily of our legacy RAID products. In 2002, revenues from products and services are from our new product lines of CyberFiber that was introduced in late 2001 and CyberNAS that was introduced in the first quarter of 2002. For the three month period ended September 30, 2002, U.S. domestic product sales and international product sales were 63% and 37%, respectively, of total revenues from products and services compared to 78% and 22% for the same period in 2001. For the nine-month period ended September 30, 2002, U.S. domestic product sales and international product sales were 65% and 35%, respectively, of total revenues from products and services compared to 70% and 30% for the same period in 2001.

There were no revenues from license fees in the nine-month periods ended September 30, 2002 and 2001.

COST OF PRODUCTS AND SERVICES

Product and service costs for the three-month period and nine-month period ended September 30, 2002 were $2,615,045 and $3,935,185, or 423% and 200% of revenue from products and services, compared to $1,524,368 and $3,860,888, or 70% and 74% of revenue from products and services for the respective periods in 2001. The cost percentage increase between the three-month and nine-month periods ended September 30, 2001 and 2002 relates primarily to the restructuring costs associated with the inventory reserves of $2,060,000 provided in the third quarter of 2002.

GROSS PROFIT (LOSS)

Gross profit (loss) on the sale of products and services is summarized as follows:

Nine months ended September 30, 2002	Six months ended June 30, 2002	Three months ended March 31, 2002
(In thousands except for % of sales amounts)

Gross profit (loss)	$(1,963)	(100%)	$33	2.4%	$44	5.8%

Nine months ended September 30, 2002	Six months ended June 30, 2002	Nine months ended September 30, 2002
(In thousands except for % of sales amounts)

Gross profit (loss)	$1,325	26%	$674	22.4%	$697	33.8%

Gross profits were reduced in 2002 primarily due to reduced sales only partially offset by reduced overhead costs, as well as restructuring costs associated with inventory reserves of $2,060,000 provided during the third quarter of 2002.

COST OF LICENSE FEES

Costs associated with the enforcement of our patent and other intellectual property rights for the three-month period and nine-month period ended September 30, 2002 were $623,039 and $2,608,116 compared to $417,919 and $748,526 for the respective periods in 2001. These costs relate to legal fees for foreign counsel and consulting fees and expenses incurred associated with the enforcement of our patent and other intellectual property rights that began to increase during the second quarter of 2001 and increased substantially in the three-months ended June 30, 2002 and September 30, 2002 due to the Court proceedings in the United Kingdom.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three-month period and nine-month period ended September 30, 2002 were $570,014 and $2,456,143 compared to $884,252 and $3,221,015 for the respective periods in 2001. The $764,872 decrease in expenditures between the nine-month periods was due to the decrease in the utilization of independent software engineers and other subcontractors for short-term assignments along with reductions in head count. Research and development expenses for the three-month period ended September 30, 2002 decreased over the prior quarter of 2002 due to the reduction of internal staff and the decrease in the utilization of independent software engineers.

SELLING AND MARKETING EXPENSES

Selling and marketing expenses for the three-month period and nine-month periods ended September 30, 2002 were $545,916 and $2,489,103 compared to $1,364,027 and $3,176,607 for the respective periods in 2001. The decrease in expenses between the three-month period and the nine-month period ended September 30, 2002 and the comparable periods of 2001 of $818,111 and $678,504, respectively, was principally due to a significant reduction in head count in corporate marketing and the field sales organizations.

GENERAL AND ADMINSTRATIVE EXPENSES

General and administrative expenses for the three-month period and nine-month periods ended September 30, 2002 were $1,484,831 and $3,013,192 compared to $836,259 and $2,333,705 for the respective periods in 2001. The increase in general and administrative expenses between the three-month and nine-month periods ended September 30, 2001 and 2002 of $648,572 and $679,487, respectively, resulted primarily from an increase in the allowance for doubtful accounts and increased legal fees relating to other corporate matters.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

In connection with the implementation of SFAS 142, we ceased amortizing goodwill as of January 1, 2002. Goodwill amortization expense for the three-month and nine-month periods ended September 30, 2001 was $467,862 and $1,403,586, respectively. Amortization expense for other intangibles for the three-month and nine-month periods ended September 30, 2002 was $193,821 and $627,714, respectively. Amortization expense for other intangibles for the three-month and nine-month periods ended September 30, 2001 was $240,072 and $720,216, respectively.

OTHER INCOME (EXPENSE)

Interest income (expense), net was $62,755 and $43,301 for the three-month and nine-month periods ended September 30, 2002 compared to $69,671 and $258,339 for the respective periods in 2001. The reduction in interest income is directly related to reduced cash balances when compared to the same period last year, offset by interest received in the third quarter of 2002 as a result of an income tax refund. Interest expense has remained relatively constant during both periods.

Other income (expense) relates primarily to translation adjustments that decreased in the current period due to reduced changes in translation rates.

PROVISION (CREDIT) FOR INCOME TAXES

The tax credit in the quarter ended September 30, 2002 resulted from the receipt of a refund claim after an audit by the Internal Revenue Service and related adjustment of net operating losses and business tax credits in prior years.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR STOCK PRICE IS EXTREMELY VOLATILE

Our stock price, like that of other technology companies, is subject to extremely significant volatility because of factors such as:

-	the announcement of new products, services or technological innovations by our competitors or us

-	quarterly variations in our operating results

-	decreasing product and services revenues

-	speculation in the press or investment community

-	failure to meet earning expectations

-	the results of intellectual property litigation

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

OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY

We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented. See, for example, the recent ruling in the United Kingdom with respect to our claims against Hitachi Data Systems Limited described under Part II, Item 1 - Legal Proceedings. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we cannot assure you that we will be able to adequately protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position. Further, we cannot assure you we will be able to obtain licenses to any technology that we may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

INTELLECTUAL PROPERTY RIGHTS

We are aggressively pursuing the enforcement of our intellectual property rights after an extensive patent review conducted in 1999. In 2000, we retained a major law firm to enforce these rights against infringing parties, the number of which management believes to be extensive. In 2001, we began bringing legal actions against companies whose products we believed infringed on our intellectual property rights and patent portfolio. Please refer to Part II, Item 1. Legal Proceedings for current information concerning intellectual property litigation. We intend to vigorously pursue these actions. Despite our and our legal representatives’ efforts, there can be no assurance or predictability as to any amount of recovery or the length of time it will take us to recover any royalties or license fees which may be recoverable. In addition, the expense of pursuing these rights is substantial. As a result, any failure to adequately protect our intellectual property rights and to prevail in any pending legal procedings could have a material adverse effect on the Company. Despite our efforts to protect our intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

DEVELOPMENT OF NEW PRODUCTS AND SOLUTIONS

We must make continuous investment in research and development to maintain our ongoing effort to continually improve our products and provide innovative solutions to our customers. The development of software products is a difficult and costly process and subject to many other products’ requirements and the availability of substantial capital. Our inability to timely deliver new products in the past has had an adverse effect on our operating and financial results. There can be no assurance that we will be able to effectively develop new products in the future.

COMPETITION

We compete with many established companies in the computer storage and server industries and certain of these companies have substantially greater financial, marketing and technological resources, larger distribution capabilities, earlier access to customers and more opportunity to address customers’ various information technology requirements than we do. Our business may be adversely affected by the announcement or introduction of new products by our competitors, including hardware, software and services, price reductions of our competitors’ equipment or services and the implementation of effective marketing strategies by our competitors.

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

RAPID TECHNOLOGICAL CHANGES

The computer industry is changing both dramatically and rapidly. The development of “open systems computing”, the introduction of the Internet, new fiber technologies (SAN) and the increasing storage density in disk drive technologies, have caused an increase in new product development and shorter time to bring the new products to market. While we believe that our Virtual Storage Architecture (VSA), StorageSuite and CyberBORG products are advanced when compared to competitive products, and complement many other products utilized in total customer solutions, we cannot assure you that this will continue in the future. The failure to remain consistently ahead of competitive technologies would have a negative impact on our operating results and financial condition.

BUSINESS ALLIANCES

Many companies are forming business alliances with their competitors, to be able to provide totally integrated storage solutions to their customers. One result of these alliances is to effectively preclude competitive products from being offered to their customers. Many of the relationships are exclusive and our failure to develop similar relationships will effectively reduce the number of qualified sales opportunities we will have for our products in the future. We believe that we address this issue by our attempts to return to the reseller channel sales model and having the integrator/solution providers/value added-resellers perform the solution selling required. We have had difficulty opening these sales channels and any continued problems in doing so will have a negative effect on our operating results and financial condition.

PRODUCTS AND OPERATIONS

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

LIQUIDITY AND WORKING CAPITAL

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. On May 3, 2002, we completed a $3,000,000 financing through a private placement of common stock to a group of four European and US based institutional investors. The Company sold 600,000 shares of common stock at $5.00 per share and issued 260,000 warrants to purchase common stock at $6.18 per share that are exercisable over a five-year period. In October 2002, we received $3 million in license fees. Despite this recent success, given the continued volatility in the securities markets and, in particular, the securities of technology companies and the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure additional debt or equity financing. Our failure to maintain adequate liquidity and working capital could have a material adverse impact on our financial condition and results of operations.

We continue to incur operating losses in the third quarter of 2002. While development and introduction of our new products continues, our actual sales revenue continue at a low level. Therefore, we reduced our activity level in marketing, sales and administration and implemented cost reduction programs primarily in employee headcount, the use of independent software subcontractors and the level expenses for development, travel and administration. We believe that currently available working capital will support our operating plan for the next twelve months.

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

Our foreign subsidiaries’ obligations to us are denominated in U.S. dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the U.S. dollar and its subsidiaries’ functional currencies, currently the British pound and Eurodollars. This exposure is limited to the period between the time of accrual of such liability to us in our subsidiaries’ functional currency and the time of their payment to us in U.S. dollars. This exposure is further reduced with the substantial reduction in operations at our European facilities in the fourth quarter of 2002.

Other than the inter-company balances noted above, we do not believe we have material unhedged monetary assets, liabilities or commitments that are denominated in a currency other than the operations’ functional currencies.

ITEM 4.    Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings.

In December 2001, Marketlink Technologies, LLC filed a civil action against us in the Circuit Court for Oakland County, Michigan, alleging that we owed them a $156,000 termination payment under the terms of a manufacturers representative agreement that we terminated for cause in April 2001 because of Marketlink’s inability to sell our products and perform the services required by the agreement. In January 2002, we filed counterclaims against Marketlink in this matter, including Marketlink’s breach of contract. We believe the claims of Marketlink are without merit and deny all allegations. Further, we intend to vigorously defend this action. A trial date has not been set by the court. The discovery phase has recently been concluded and a motion for summary disposition on our counterclaims was filed with the Court in October 2002. We are unable to predict the outcome but we do not believe that our involvement in final settlement of or litigation costs defending this claim will have a material effect on our business, operating results or financial condition.

During March 2001, we filed legal actions against Hitachi Data Systems Limited in the United Kingdom for infringement of two of the European patents in our intellectual property portfolio. The trial was completed in July 2002 and in August 2002 the Judge ruled that neither of our patents was shown to be valid in the United Kingdom or infringed by Hitachi and both were ordered revoked. The order for the revocation of one of the patents ((UK) 0,294,287) was stayed pending appeal. On October 31, 2002, we filed an appeal with the Court of Appeal seeking that the judgment with respect to the ‘287 Patent be set aside and that it be further ordered that the claims of the ‘287 Patent are valid and that such patent is infringed by Hitachi and that there be a certificate of contested validity in respect of the claims of the ‘287 Patent. While a date for the appeal has not been set, we expect the appeal to be heard in the latter part of 2003. In addition, during October 2002, we entered into a Settlement Agreement and License with Hitachi under which Hitachi agrees not to oppose our appeal of the judgment discussed above and not to seek recovery of litigation costs. We granted Hitachi a license to sell or distribute products that may be subject to claims of our patents and there may be license fees paid to us contingent upon the results of our appeal.

In October 2001, we filed a patent infringement action in the United States District Court for the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation, alleging that certain Veritas Software Corporation storage products infringe Storage Computer’s intellectual property patent number U.S. 5,893,919 entitled “Apparatus and Method for Storing Data with Selectable Data Protection Using Mirroring and Selectable Parity Inhibition.” In February 2002, we filed an additional patent infringement action in the United States District Court of the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation alleging that certain Veritas Software Corporation storage products infringe Storage Computer’s intellectual property, specifically U.S. 5,257,367 entitled “Data Storage system with Asynchronous Host Operating System Communication Link”. However, we amended our complaint to dismiss claims arising under this patent in September 2002. These actions were referred to a court appointed mediator with a mediation date in late April 2002 and such mediation has been continued to a mutually agreeable time and place, sometime in the fourth quarter of 2002. In March 2002, we filed a third patent infringement action against Veritas Software Corporation and Veritas Software Global Corporation alleging certain Veritas Software Corporation storage products infringe Storage Computer’s intellectual property patent number U.S. 6,098,128 entitled “Universal Storage Management System.” The Storage Computer claim is for injunctive relief, damages and legal costs arising from the alleged infringement. A trial date has been set for September 8, 2003. On October 23, 2002, a claim construction hearing with respect to the patents at issue was held and we are currently awaiting the Court’s decision with respect thereto. On September 23, 2002, Veritas asserted a counter claim for patent infringement with respect to patent number U.S. 5,812,753 entitled “Methods for Initializing or Reconstructing Data Consistency Within an Array of Storage Elements.” We believe that this claim is without merit and intend to vigorously defend this action.

The outcome of our appeal of the judgment in the Hitachi proceedings and the outcome of the Veritas patent proceedings cannot possibly be predicted, but we intend to vigorously pursue the enforcement of our intellectual property rights and our claims in these actions and against other manufacturers whose products we believe infringe on our patents and intellectual property rights. Our failure to successfully enforce our patent rights could have a material adverse effect on our business, operating results and financial condition.

We are involved from time to time in various other minor legal actions in the ordinary course of our business, which we believe do not have a material adverse effect on our business, operating results or financial condition.

Item 5.    Other Information.

On July 12, 2002, Company’s Board of Directors approved the implementation of the 2002 Short-Term Deferred Compensation Plan under which all employees may chose to defer up to 75% of their salary for a six month period to be paid at the conclusion of the Plan in cash or in common stock based on the closing price of the Company’s common stock on the American Stock Exchange on that day of $2.10 per share.

On July 19, 2002, the Compensation Committee of the Company’s Board of Directors approved the re-pricing of all outstanding out-of-the-money stock options to $1.37 per share, based on the closing price of the Company’s common stock on the American Stock Exchange on that day.

Item 6.    Exhibits and Reports on Form 8-K.

A	Exhibits

Number                            Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B	Reports On Form 8-K

                                    None.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORAGE COMPUTER CORPORATION
Registrant

/s/    PETER N. HOOD

Peter N. Hood
Chief Financial Officer

Date:    November 14, 2002

CERTIFICATION

I, Theodore J. Goodlander, certify that:

1.	I have reviewed this quarterly reporton Form 10-Q of Storage Computer Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reportis being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
/s/    Theodore J. Goodlander

Theodore J. Goodlander

Chief Executive Officer

CERTIFICATION

I, Peter N. Hood, certify that:

1.	I have reviewed this quarterly reporton Form 10-Q of Storage Computer Corporation,

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reportis being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
/s/    Peter N. Hood

Peter N. Hood

Chief Financial Officer