Form 10-K
period 2002-12-31
STORAGE COMPUTER CORP
filed 2003-03-31
CIK 933452

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

☐	Transaction Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-13616

STORAGE COMPUTER CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	02-0450593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Riverside Street, Nashua, New Hampshire	03062-1373
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (603) 880-3005

Securities registered pursuant to section 12(b) of the act:

Title of each Class	Name of each Exchange on which Registered
Common Stock $0.001 par value	American Stock Exchange

Securities registered pursuant to section 12(g) of the act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $72,036,100 as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter. On March 28, 2003 there were issued and outstanding 25,735,373 shares of the registrant’s common stock, with a par value of $0.001.

Because the calculation of shares of registrant’s voting stock held by non-affiliates requires a calculation of the number of shares held by affiliates, such figure, as shown on the cover page hereof, such calculation has been made solely on the basis of information, reports and notices filed by affiliates of the registrant under the Securities Exchange Act of 1934, as amended. All outstanding shares beneficially owned by executive officers and directors of the registrant or by any shareholder beneficially owning more than 5% of registrant’s common stock, as disclosed herein, were considered solely for purposes of this disclosure to be held by affiliates.

DOCUMENTS INCORPORATED

BY REFERENCE

Part III incorporates by reference portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on July 9, 2003, which the Company intends to file within 120 days after the end of the fiscal year ended December 31, 2002.

STORAGE COMPUTER CORPORATION

PART I

ITEM 1.    BUSINESS

The Company

Storage Computer Corporation (the “Company”, “SCC” or “we”) develops and manufactures advanced storage architectures to address the emerging needs of high-bandwidth and other “performance-impaired” applications.

Storage Computer’s technology supports a variety of applications including advanced database activities, wide area networked storage and sophisticated business continuity topologies including:

•	Networked Attached Storage

•	Storage Area Networks

•	Direct Attached Storage

•	Storage Wide Area Networking

Based upon advanced architectures, parallel processing hardware, and embedded, real-time operating system, we believe we have the industry’s most versatile collection of connectivity options. A single storage system can simultaneously support multiple heterogeneous hosts through any combination of connectivity interfaces, including NAS, SAN, FibreChannel, SCSI and IP. These high-end solutions also entail peer-to-peer connectivity, allowing high-speed volume connectivity and data transfer or replication over Fiber and OC12/48.

Through our Cyber product lines and patented storage software, these solutions support multiple open systems servers and are modular and scalable for future growth.

Our performance-optimized Virtual Storage ArchitectureTM, product line combines intelligent controller, disk drive, and memory technology with patented memory mapping techniques and a powerful real-time operating system to deliver high-performance and data protection across the mix of applications found in today’s open system environments.

Company History

The Company was incorporated in Delaware in 1991. Initial work began in late 1984 with the development of RAID (“Redundant Array of Independent Disks”) technologies within a predecessor company Cab-Tek, Inc. From 1984 to 1990, products at RAID levels 3, 4, 5 and 6 were developed and tested. Development then commenced on the Virtual Storage Architecture to overcome the performance bottlenecks inherent in other RAID implementations and to achieve fault tolerant storage without impeding performance. The resulting patented technology was transferred to the newly established Storage Computer Corporation in August 1991.

Products based upon the Company’s unique RAID technology began shipping to customer production sites in the second half of 1992. The Company pioneered the RAID 7 (patented) technology incorporated in our Virtual Storage Architecture, which formed the basis for our StorageSuite product family and is found in our OmniRaid products. Based upon this performance-optimized architecture, the product line combines high-end controller technology, disk drives, scalable centralized and distributed memory mechanisms, proprietary memory mapping techniques, and a real-time operating system to deliver high-performance, fault-tolerant storage solutions.

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

Beginning in 2001 and continuing through 2002, we began integrating the Virtual Storage Architecture onto the next-generation, advanced storage and server platforms. We are now in a position to rapidly advance into the next dimension of networked storage and server solutions. With product lines addressing the NAS (network attached storage), SAN (storage area networks), and DAS (direct attached storage) market spaces as well as solutions based on those product lines targeted to reduce the stress associated with “performance-impaired” applications.

Industry Overview

Although Internet usage and demand continues to grow significantly, the last several years have been tumultuous for the technology sector markets. Generally, telecommunications companies had several weak years with large companies declaring losses and even bankruptcy in a few cases. Technology companies have terminated tens of thousands of employees and have taken huge restructuring charges. Despite this, demand for data storage and manageability of that data continues to be on the forefront of corporate needs. Over the past 5+ years all markets have undergone a dramatic shift to new information processing modes, such as client/server computing incorporating enterprise databases, data warehousing, image processing, multi-media, video-on-demand, virtual reality processing and Internet/Intranet services. These application modes are continuing to increase demand for data storage that is scalable in terms of capacity, performance, connectivity and manageability.

The data storage market has itself gone through turmoil during the past several years. The events which occurred on September 11, 2001, created a strong focus on Business Continuance practices while the economy in general has forced companies to become more cost conscious within their IT data centers. Host computing platforms that continue to make quantum leaps in processing performance drive the market for high performance storage. We believe that users and networks will continue to demand high-performance storage systems to eliminate performance bottlenecks and to take full advantage of increased server/workstation processing power.

Significant market shifts have occurred over the past several years with increased focus on networking elements. Momentum has been gained in the deployment of Storage Area Networks (SAN) and Network Attached Storage (NAS). Momentum in these areas is based on the implementation of advanced high speed networking technologies. With the increased deployment of Gigabit Ethernet as well as Optical networks, storage methods based on IP (Internet Protocol) networks is gaining strength. International Data Corporation (IDC) predicts that although the entire disk market was down in 2002, networked storage will account for 67% of disk storage systems by 2005.

Market Positioning

The Company is directly focused on the networked storage market. Our NAS (Network Attached Storage) appliance is now generally available. During 2000, we introduced the CyberBorg storage system, which is a high speed, high performance SAN (Storage Area Network) component with various connectivity options. During 2001, Yankee Group, an industry research group, expressed their view that over the next several years market adoption will increasingly focus on converged storage systems, those which combine the best elements of NAS and SAN topologies.

The Company has focused its development efforts on building converged storage product offerings. By integrating our Virtual Storage Architecture into integrated NAS and SAN hardware platforms we will achieve an extremely high level of flexibility and functionality for our customer base. Our storage platforms entail a diverse set of interconnectivity options including OC12 and OC48 (Optical Carrier) which yields a position in Storage Wide Area Networking (SWAN). Although the telecommunications industry was in turmoil over the last few years, the Internet and optical backbones are stronger than ever. With increased demand for streamlining the efficiency of corporate wide area networks as well as an increase in metro optical area build outs, we believe that our product and market positioning associated with SWAN is positioned for not only addressing near term customer needs, but for the future.

Product Line

CyberBorg:

The CyberBorg is an advanced information storage and delivery system capable of simultaneously delivering large blocks of information, including digital images and financial data in record time. It has scalability to over 100 Terabytes and sustained data rates of 450MB per second. It can be integrated into existing networks and servers and adapted for either direct attached, SAN or NAS. The system’s flexibility results in significant savings in cost and time by eliminating the need to invest in totally new networks and storage architectures.

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

Customers and Applications

The Company has a worldwide customer list. Products based upon the Virtual Storage Architecture have been sold to customers across a broad range of industries including banking and financial services, education, technology, telecommunications, military/aerospace, general services, government, and manufacturing. It is our goal to continue to market to existing customers to leverage our multiple product offerings and to continue to expand our customer base for high-performance storage solutions.

Customer Service And Support

We offer our customers a full array of customizable support options and programs. Customers have the option to decide how they want their service and support structured, so that the maintenance of the customer’s data storage equipment fits into the customer’s business model. Our technical services organization comprises a group of skilled support personnel, located at our corporate headquarters in Nashua, New Hampshire and in field locations in the United States.

In addition to our own support engineers and technicians, our strategic service alliances with third-party service providers enable us to offer comprehensive, high-quality programs to support customers on a worldwide basis. Our strategic service alliances are formed with third-party providers that are some of the most respected organizations in the service industry. All in-house and third-party service technicians supporting our customers are trained by our personnel, and service parts are generally stocked in local service offices. Service technicians are backed by a technical support hotline staffed by support analysts at our facilities. Our personnel always take the initial service call, determine the logistics of the support plan, and manage the process. Onsite services may be tailored to customer requirements in terms of hours covered, response times and onsite hardware service providers.

Competition

The information storage market is extremely competitive. Companies such as EMC Corporation, IBM Corporation, Hewlett-Packard, NCR Corporation, Storage Technology, Sun Microsystems, and more than 100 other public and private companies provide disk arrays for a wide variety of computer systems, workstations and PCs. A number of these large organizations have had difficulty maintaining profitable quarters over the past year. Storage industry analysts attribute some of this to the larger corporations inability to quickly react to increasing pressure from smaller, more cost and performance competitive companies. Although we are currently unaware of any other vendor offering identical product offerings, we cannot assure you that we will be able to compete successfully against existing companies or future entrants to the marketplace. While we believe that the price-performance characteristics of our products are currently competitive, increased competition including the introduction of new products by our competitors, could result in price reductions, reduced gross margin and loss of market share, any of which could materially adversely affect our business, operating results and financial condition. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

Licensing

During 2001 and 2002, we entered into three agreements concerning the licensing of our intellectual property. In December 2001, we entered into an agreement with XIOTech Corporation and its parent company, Seagate Technology, Inc. under which we granted to XIOTech a fully paid up, non-exclusive license in one of our patents in return for a one-time royalty payment of $2,500,000. At the same time we also entered into a royalty free cross license agreement with XIOTech covering all of XIOTech’s and the Company’s respective patents. In October 2002, we entered into an agreement with Hitachi, Ltd. pursuant to which we granted to Hitachi a fully paid up, non-exclusive license to use our patents and to sell Hitachi products that may be subject to a claim in any of our patents. In return for the license grant, Hitachi has agreed not to oppose an appeal we have filed in the Court of Appeal in London. Hitachi may be required to pay us royalties for the license contingent upon the outcome of our appeal. See Item 3 – Legal Proceedings. In addition, in November 2002, we entered into a licensing agreement with EMC Benelux BV under which we granted to EMC Benelux BV and its affiliates a fully paid up, non-exclusive license to use our patents to make, use, lease and sell any EMC Benelux BV and its affiliates products that may be subject to a claim in any of our patents. In return for this license grant, EMC Benelux BV paid us a one-time royalty payment of $3,000,000. Although we are continuing to pursue additional license arrangements where appropriate, there can be no assurances that we will be able to secure additional license fees, during the coming 12 months. Any failure to secure additional licensing revenue would have a material adverse effect on our financial condition and results of operations.

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

International.    We have established several different operational methods in order to develop international markets. While we have temporarily closed the operations of our European sales organizations, in 2003 we plan to use distributors and value-added resellers to penetrate certain international markets and maximize returns on our marketing and sales efforts.

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

For the year ended December 31, 2001, product sales of $1,350,000 to one customer, World Domination, Inc. were in excess of 10% of revenue. In addition, license fees received from EMC Benelux BV during the year ended December 31, 2002 and from XIOTech Corporation during the year ended December 31, 2001, each represented in excess of 10% of total consolidated revenues in those years.

Revenues by geographic area are summarized as follows:

		United States	Europe	Total
2002	Revenues
	Products and services	$1,842,273	$529,837	$2,372,110
	License fees	3,000,000		3,000,000

		$4,842,273	$529,837	$5,372,110

2001	Revenues
	Products and services	$5,310,011	$1,237,616	$6,547,627
	License fees	2,500,000		2,500,000

		$7,810,011	$1,237,616	$9,047,627

2000	Revenues
	Products and services	$5,038,677	$1,466,951	$6,505,628
	License fees

		$5,038,677	$1,466,951	$6,505,628

Manufacturing

Our manufacturing operations, which are located in Nashua, New Hampshire, U.S.A., undertake procurement of materials, product assembly, product assurance, quality control and final testing. Our manufacturing strategy has been to develop close relationships with our suppliers and subcontractors and to exchange critical information, in order to minimize capital investment and overhead expenditures and to control inventories.

We rely upon a limited number of suppliers of several key components utilized in the assembly of our products. We purchase best of class subsystem components and enclosures from a number of major suppliers. Our reliance on our suppliers involves certain risks, including a potential inability to obtain an adequate supply of required components, price increases, timely delivery and component quality. This risk is particularly significant with respect to suppliers of system processors and disk drives because in order to meet product performance requirements, we must obtain components with extremely high quality, performance and data storage capacity. In addition, there is currently a significant market demand for disk drives and for semiconductor memory components, which could result in component shortages, selective supply allocations and increased prices of such components. Although to date we have been able to purchase our requirements of such components, we cannot assure you that we will be able to obtain our full requirements of such components in the future or that prices of such components will not increase. In addition, we cannot assure you that problems with respect to yield and quality of such components and timeliness of deliveries will not occur. Disruption or termination of the supply of these components could delay shipments of our products and could have a material adverse effect on our business, operating results and financial condition.

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

Our total expenses for research and development for fiscal years 2002, 2001 and 2000 were $2,759,000, $4,335,000 and $1,496,000, respectively. Research and development efforts in 2003 are expected to be at a lower level than prior years and are expected to be focused on increasing the individual capabilities and performance of existing products and developing new value added software and hardware products to provide our installed base with greater functionality, as well as to attempt to expand that installed base.

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

We require all employees, and technical and other consultants and advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements generally provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. All of our key technical employees have also entered into agreements providing for the assignment of rights to inventions made by them while in our employment. Although we continue to take protective measures to protect our proprietary technology, we cannot assure you that these measures will be successful. In addition, the laws of certain foreign countries may not protect our rights to the same extent as U.S. law.

We believe that there are products being sold that infringe our patents and we intend to vigorously enforce our intellectual patent property rights. We will be seeking royalties for the past infringement, in addition to licensing agreements for the future production and sale of such infringing products. See Item 3—Legal Proceedings.

Employees

As of December 31, 2002, we had 22 full time employees. Of the total, 20 were based in North America, and 2 in the United Kingdom and Western Europe. Our ability to develop, manufacture and market our products and to establish and maintain a competitive position in our industry will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

ITEM 2.    PROPERTIES

We currently lease from an affiliate a 35,000 sq. ft. facility that is occupied by our light manufacturing, research and development and administrative operations in Nashua, New Hampshire. In 2002, we paid annual rental of $304,655 to lease this facility. In December 2000, we executed a five-year operating lease for these facilities, which provides for annual adjustments to the monthly rental payment based upon the previous year’s consumer price index. The lease has a five year renewal option, exercisable at our election, and does not provide us with a purchase option for the property. The current monthly rental is $25,388, which we believe was comparable to rentals of similar properties in the area and indicative of the fair market rental that could be obtained from an unrelated third party in an arm’s-length transaction, as of the date we entered into such lease. See Item 13—Certain Relationships and Related Transactions. We believe that all our properties and premises are adequately protected by insurance coverage. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS

In December 2001, Marketlink Technologies, LLC filed a civil action against the Company in the Circuit Court for Oakland County, Michigan, alleging that the Company owed them a $156,000 termination payment under the terms of a manufacturers representative agreement that the Company terminated for cause in April 2001 because of Marketlink’s inability to sell the Company’s products and perform the services required by the agreement. In January 2002, the Company filed counterclaims against Marketlink in this matter, including a claim for breach of contract. The Company believes that Marketlink’s claims are without merit and denies all allegations. Further, the Company intends to vigorously defend this action. The discovery phase has recently been concluded and a trial date has been scheduled in August 2003. We are unable to predict any outcome concerning this matter, but we do not believe that costs and expenses associated with defending this claim will have a material effect on our business, operating results or financial condition.

During March 2001 we filed legal actions against Hitachi Data Systems Limited in the United Kingdom for infringement of two of the European patents in our intellectual property portfolio. Hitachi filed a counterclaim against the Company alleging that these two patents were invalid. The trial was completed in July 2002 and in August 2002 the Judge ruled that neither of our patents was shown to be valid in the United Kingdom or infringed by Hitachi. On October 17, 2002, the judgment for the defendant, Hitachi, on their counterclaim was entered and our European Patent (UK) 0,294,287 (‘287) and European Patent (UK) 0,539,494 were revoked. The Order for the revocation of the ‘287 Patent was stayed pending appeal and we were granted permission to appeal the judgment so far as it concerns the ‘287 Patent. It was also ordered by consent of the parties that there be no order as to costs. On October 31, 2002 we filed an appeal with the Court of Appeal seeking that the judgment with respect to the ‘287 Patent be set aside and that the Court of Appeal find that the claims of the ‘287 Patent are valid, that Hitachi infringes the claims of the patent and that there be a certificate of contested validity in respect of the claims of the ‘287 Patent. The Court of Appeal is scheduled to hear our appeal on June 24, 2003.

During October 2002, we entered into a Settlement Agreement and License with Hitachi under which Hitachi agrees not to oppose our appeal of the judgment discussed above and not to seek recovery of litigation costs. In return, we granted Hitachi a non-exclusive, fully paid up, perpetual license to sell or distribute products that may be subject to claims of our patents. In addition, Hitachi may be required to pay us license fees contingent upon the results of our appeal. If the appeal as to validity of our patent is successful, a license fee of $1 million dollars will be due under the agreement with Hitachi. Further, if the appeal as to infringement is successful, an additional license fee of $1.4 million dollars will be due under the agreement with Hitachi.

In October 2001, we filed a patent infringement action in the United States District Court for the Northern District of Texas against Veritas Software Corporation and Veritas Software Global Corporation alleging that certain Veritas Software Corporation storage products infringe Storage Computer’s intellectual property patent number U.S. 5,893,919 entitled “Apparatus and Method for Storing Data with Selectable Data Protection Using Mirroring and Selectable Parity Inhibition.” In February 2002, we filed an additional patent infringement action in the United States District Court of the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation alleging that certain Veritas Software Corporation storage products infringe Storage Computer’s intellectual property, specifically U.S. 5,257,367 entitled “Data Storage system with Asynchronous Host Operating System Communication Link”. However, we amended our complaint to dismiss claims arising under this patent in September 2002. In March 2002, we filed a third patent infringement action against Veritas Software Corporation and Veritas Software Global Corporation alleging certain Veritas Software Corporation storage products infringe Storage Computer’s intellectual property patent number U.S. 6,098,128 entitled “Universal Storage Management System.” Our claim is for injunctive relief, damages and legal costs arising from the alleged infringement.

These actions were referred to a court appointed mediator with an initial mediation date in April 2002 and such mediation has continued to the present time without any mutually agreeable basis for settlement having been reached. A trial date has been set in September 2003.

On September 23, 2002, Veritas asserted a counter claim for patent infringement with respect to patent number U.S. 5,812,753 entitled “ Methods for Initializing or Reconstructing Data Consistency Within an Array of Storage Elements.” We believe that this claim is without merit and intend to vigorously defend this action. No trial date has been set for this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the American Stock Exchange under the symbol “SOS”.

The following table sets forth the range of the high and low sales prices for our Common Stock for the fiscal years ended December 31, 2002 and 2001, as reported by the American Stock Exchange.

FISCAL 2002	High	Low
First Quarter	7.95	5.10
Second Quarter	6.49	3.00
Third Quarter	4.09	.21
Fourth Quarter	.42	.17

FISCAL 2001	High	Low
First Quarter	10.70	6.25
Second Quarter	10.31	4.72
Third Quarter	7.60	3.40
Fourth Quarter	9.65	3.70

On March 28, 2003, there were 395 record holders of our Common Stock. We believe the actual number of beneficial owners of the Common Stock is in excess of 5,000 holders because many of the shares of our Common Stock are held in custodial or nominee accounts for the benefit of persons other than the record holder.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future on our common stock. We are also restricted from paying cash dividends under the terms of our Series A and C Preferred Stock.

During the first quarter of our fiscal year 2003, our common stock traded at prices ranging from a low sales price of $.22 to a high sales price of $.70.

On May 3, 2002, we completed a $3,000,000 financing through a private placement of common stock to a group of four European and US based institutional investors. The Company sold 600,000 shares of common stock at $5.00 per share and issued 260,000 warrants to purchase common stock at $6.18 per share that are exercisable over a five-year period. The sale was a private placement to accredited investors and was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6.    SELECTED FINANCIAL DATA

The following data, insofar as it relates to the three fiscal years 2000 through 2002 has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001, and the related Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as of December 31, 2000, December 31, 1999 and December 31, 1998, and the Statements of Operations Data for the fiscal years 1999 and 1998, has been derived from our historical financial statements for such periods.

	Year ended December 31
	2002	2001	2000	1999	1998
	(in thousands, except for per share data)
Statement of Operations Data
Revenues:
Products and services	$2,372	$6,548	$6,506	$10,526	$17,052
License fees	3,000	2,500	0	0	0

Total revenues	5,372	9,048	6,506	10,526	17,052

Costs and expenses:
Cost of products and services	4,079	5,546	6,525	6,303	11,839
Costs of license fees, primarily legal costs	3,717	2,311	0	0	0
Research and development	2,759	4,335	1,497	1,981	4,258
Selling and marketing	2,778	4,408	2,262	4,099	8,872
General and administrative	3,606	3,110	2,316	2,357	2,388
Amortization of intangibles	772	2,832	836	0	0
Impairment of goodwill	14,281	0	0	0	0
Impairment of identifiable intangible assets	976	0	0	0	0
Restructuring costs	0	0	800	0	0
Write down of investment	0	0	0	0	2,094

Total costs and expenses	32,968	22,542	14,236	14,740	29,451

Operating loss	(27,596)	(13,494)	(7,730)	(4,214)	(12,399)

Other income (expense)	224	277	(430)	(562)	(636)

Loss before income taxes	(27,372)	(13,217)	(8,160)	(4,776)	(13,035)

Provision (benefit) for income taxes	(200)	0	1,816	(200)	(2,145)

Net loss	(27,172)	(13,217)	(9,976)	(4,576)	(10,890)

Dividends on preferred stock including amortization of the beneficial conversion features	(636)	(7,709)	(10,075)	0	0

Loss applicable to common stockholders before cumulative effect of change in accounting principle	(27,808)	(20,926)	(20,051)	(4,576)	(10,890)

Cumulative effect of change in accounting principle	0	0	(810)	0	0

Net loss applicable to common stockholders	$(27,808)	$(20,926)	$(20,861)	$(4,576)	$(10,890)

Loss available to common stockholders before cumulative effect of change in accounting principal per basic and dilutive share	$(1.33)	$(1.32)	$(1.57)	$(0.40)	$(0.97)

Net loss available to common stockholders per basic and dilutive share	$(1.33)	$(1.32)	$(1.64)	$(0.40)	$(0.97)

Balance Sheet Data
Cash and cash equivalents	$2,681	$5,628	$14,852	$1,182	$925
Working capital	1,609	9,126	16,327	429	3,399
Total assets	9,874	33,710	45,118	14,229	22,900
Long-term obligations	0	328	1,489	1,060	710
Redeemable preferred stock	1,213	3,725	12,557	0	0
Stockholders’ equity	5,151	26,543	26,984	4,017	8,346

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 contain certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by our directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties. any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products; the rate of growth in the industries of our products; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; risks associated with sales in foreign countries; and our ability to successfully expand our operations.

Introduction

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the three-year period ended December 31, 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 15 of this annual report.

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

We believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue from product sales at the time of shipment, provided that the price is fixed and determinable, no significant obligations remain, collectibility is probable and returns are estimable. Revenue is recognized at the time of shipment since the terms of shipment are FOB shipping point and legal title to the equipment passes to the customer at this time. We consider post shipment obligations such as installation and training to be relatively insignificant given the underlying nature of the equipment and of its installation. Revenue from services is recognized over the contract period or as services are provided. Revenue from license fees is recognized over the contract period or when received for fully-paid license agreements. These revenue accounting policies do not require significant estimates by management.

Impairment of Goodwill and Intangible Assets

All of our goodwill and other intangibles resulted from our acquisition of CyberStorage Systems in 2000 that was accounted for using the purchase method. In connection with the implementation of SFAS 141 and 142 as of January 1, 2002, we have ceased amortizing goodwill and determined that our entire business constitutes one reporting unit for purposes of assessing potential impairment of goodwill.

A fair value approach was used to test existing goodwill for impairment. The effective date of the fair value determinations for the impairment of goodwill was September 30, 2002 due to several triggering events including an unfavorable decision in patent litigation in the UK High Court, London, a decline in our stock price of approximately 76% during August 2002, and a reorganization of our management team to refocus our efforts on the Storage Wide Area Networking (SWAN) market during August 2002. The market approach was the method used to determine the fair value of the reporting unit. Under the fair value approach, the quoted market prices in active securities markets are used as the basis for the determination of fair value. The fair value used for measuring impairment indicated by our stock price was also supplemented by the valuations indicated by a portfolio of comparable publicly traded companies. This valuation approach resulted in the determination of a goodwill impairment charge of $14,281,336 in accordance with SFAS No. 142 as of September 30, 2002.

Additionally, in accordance with SFAS No. 144, we evaluated the carrying values of our identifiable intangible assets based on the same triggering events discussed above. We determined an impairment existed for the portion of intangible assets representing customer relationships acquired from CyberStorage Systems in 2000. Accordingly, an impairment of identifiable intangible assets in the amount of $976,099 has been recorded as of September 30, 2002.

Stock-Based Compensation

We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees”, and accordingly account for employee stock-based compensation utilizing the intrinsic value method. SFAS No.123, “Accounting for Stock-Based Compensation,” established a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure only alternative under SFAS No.123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information.

In December 2002, the FASB issued FASB No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. This statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB No.148 amends the disclosure requirements of FASB No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No.148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of FASB No. 148 for the fiscal year ended December 31, 2002. We will continue to use the intrinsic value method of accounting for stock-based employee compensation.

The additional disclosures required by FASB No. 148 are as follows:

	December 31,
	2002	2001	2000
Net loss applicable to common stockholders, as reported	$(27,807,803)	$(20,926,474)	$(20,860,534)
Add: Stock based employee compensation expense included in reported net loss applicable to common stockholders, net of tax	—	—	—
Deduct: Total stock based employee compensation expense determined under the fair value based method of all awards, net of tax	(2,468,151)	(3,492,507)	(2,107,491)

Pro forma net loss applicable to common stockholders	$(30,275,954)	$(24,418,981)	$(22,968,025)

Net loss applicable to common stockholders per basic and dilutive shares:
As reported	$(1.33)	$(1.32)	$(1.57)
Pro forma	$(1.45)	$(1.54)	$(1.80)

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer’s credit worthiness or other matters affecting the collectibility of amounts due from such customers, could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

Restructuring Costs

During 2000, we recorded significant restructuring accruals in connection with the integration of our acquisition of CyberStorage Systems into our existing business. These accruals included estimated costs to settle certain contractual obligations, personnel related costs for benefit programs and redundancy, and charges related to excess inventory quantities and parts for discontinued products. The majority of our estimates were based on reasonably determinable facts and circumstances and our actual costs incurred were consistent with our estimates. During the fourth quarter of 2001, additional reserves were provided for inventories related to discontinued products. In August 2002, we announced a realignment and refocus of our core business activity toward the Storage Wide Area Networking (SWAN) market segment. We have also temporarily closed our operations in Europe. Additional reserves were provided for excess inventory quantities and inventories of discontinued products because of these actions.

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

In the normal course of our business, we are subject to various other proceedings, lawsuits and claims relating to product, technology, labor and other matters. We are required to assess the likelihood of any adverse outcomes and the potential range of probable losses in these matters. The amount of loss accrual, if any, is determined after careful analysis of each matter, and is subject to adjustment if warranted by new developments or revised strategies. We believe that none of the existing matters will result in a material adverse effect on our business, operating results and financial condition.

Liquidity and Capital Resources

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. On May 3, 2002, we completed a $3 million financing through a private placement of common stock to a group of four European and US based institutional investors. In that financing, we sold 600,000 shares of common stock at $5.00 per share and issued 260,000 warrants to purchase common stock at $6.18 per share that are exercisable over a five-year period. In addition, in October, 2002, we received $3 million from a license fee for our intellectual property. Despite this recent success, revenues from products and services have fallen dramatically and there can be no assurances that we will be able to secure additional license fees of this magnitude or at all during the coming twelve months. Furthermore, given the continued volatility of the global securities markets and, in particular, the market for the securities of technology companies, as well as the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure additional debt or equity financing. Our failure to maintain adequate liquidity and working capital would have a material adverse effect on the Company, our financial condition and our results of operations.

We incurred operating losses through 2002 and we continue to incur operating losses at this time. While the development and introduction of our new products continues, our actual sales revenue has declined significantly over the last year and continues to be at a low level. In response in 2002, we have reduced our activity level in marketing, sales and administration and implemented cost reduction programs primarily in employee headcount, the use of independent software subcontractors and the level of expenses for development, travel and administration.

Management believes, although there can be no assurances, that our currently available working capital and the cash flow from our operations in 2003 will support our operating plan for the next twelve months. Our operating plan and related cash flow projections for 2003 have been forecasted by management anticipating only a base level of revenue from sales of our new products to new and existing customers and product upgrades, replacement parts and maintenance services from our existing customer base. We have not included any potential revenues from license fee activities. We have projected our costs and expenses using our current level of operating expenses for our core business activity and only the minimum requirements for the defense of our intellectual property. If our projected levels of revenues from products and services are not achieved or are delayed in their realization, management has plans that can be implemented to further reduce the operating expense cash flow requirements to allow the Company to continue in business. These include reductions in salary levels similar to those that were achieved during 2002 through a compensation deferral, stock based compensation plan or, in the alternative, additional reductions in staffing headcount. Cost reductions of other non-employee related costs, primarily expenses for rent and other facilities occupancy expenses, would also be implemented. In addition, while the dilutive effect might be significant, the Company continues to receive inquires from interested investors to provide equity financing using a variety of alternatives. We continue to explore strategic alliance opportunities to market our new products that would also provide financial support. Although there can be no assurances, management is committed to achieving or exceeding its base operating plan for 2003 and intends to implement those cost reductions and improvements in cash flow to achieve this success.

Cash flows

Our cash flows, cash and cash equivalents, and working capital for the three years ended December 31, 2002 are summarized as follows:

	2002	Change	2001	Change	2000
	(In thousands)
Net cash used in operations	$(5,565)	$5,939	$(11,504)	$(9,062)	$(2,442)
Net cash provided (used) in investing activities	340	484	(144)	(191)	47
Net cash provided in financing activities	2,183	(263)	2,446	(13,474)	15,920
Cash and cash equivalents	2,681	(2,947)	5,628	(9,224)	14,852
Working capital	1,609	(7,517)	9,126	(7,201)	16,327

Cash flows used in operations decreased in 2002 as compared to 2001 due to cost reduction strategies implemented throughout the year. Cash flows used in operations increased in 2001 due to increased operating losses and continued increases in working capital accounts, excluding cash, that were partially offset by the net effect of an increase in amortization of intangible assets, non-cash compensation for services, a reduced provision for restructuring cost and a reduction in the provision for deferred taxes.

Cash flows from investing activities have not been material. The Company does not have or anticipate any significant capital equipment requirements at this time.

Cash flows from financing activities in 2002 consisted primarily of a $3,000,000 financing through a private placement of common stock to a group of four European and US based institutional investors, offset by a reduction in long-term debt of $720,000 during the year. Cash flows from financing activities in 2001 consisted of a convertible preferred stock financing at a fixed conversion rate (Series E) for $4.8 million which was partially offset by the redemption of the remaining Series A and B convertible preferred stock outstanding and held by outside investors for $2.1 million. The terms of the financings are described in the Notes to the Consolidated Financial Statements in Item 15 of this annual report.

Credit Facilities, Debt and Lease Payment Commitments

We currently have no outstanding secured debt or amounts due on credit facilities. During 2002, we negotiated a settlement agreement with a lender who was due $260,528 in unpaid principal and interest. This debt was settled for $173,236, resulting in a gain on settlement of the principal balance in the amount of $110,417, included in other income. In addition, payments on unsecured indebtedness to the Chief Executive Officer of the Company and to the former Chief Operating Officer of the Company have been temporarily deferred. All of the amounts due under these unsecured notes and indebtedness have been classified as current liabilities in our financial statements at December 31, 2002.

We lease certain property and equipment under non-cancelable operating leases, including related party leases, which expire at various dates through 2006. Expenses for operating leases were $443,198, $419,740 and $49,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

Our annual debt maturities and lease payment under noncancellable operating leases are as follows:

	Debt maturities	Lease payments
2003	$665,000	$343,671
2004	—	312,614
2005	—	6,264
2006	—	2,322

Related Party Transactions

In August 2001 our Board of Directors approved a plan to make demand loans with interest at prime plus 1% to directors and executive officers of the Company up to an aggregate of $500,000 to purchase common stock of the Company in the public market, and $133,247 and $126,178 including accrued interest was outstanding at December 31, 2002 and 2001, respectively. The Board of Directors also approved a temporary advance to the Chief Executive Officer of the Company of up to $1,750,000 of which $1,314,620 including accrued interest at prime plus 1% was outstanding at December 31, 2001. During 2002, $1,000,000 of the advance was repaid and the balance was offset against a note payable to the Chief Executive Officer.

The Company has unsecured notes payable to the Chief Executive Officer and principal stockholder of the Company in the amount of $487,899 at December 31, 2002. The $387,899 note bears interest at prime plus 1%, and $100,000 note bears interest at 6% and is convertible into the Company’s common stock at $4.00 per share. Interest expense related to the obligation amounted to $29,181 and $62,484, for 2002 and 2001. This debt is due upon demand. A portion of the $387,899 note was offset against a temporary advance due from the Chief Executive Officer during 2002. See Note D.

The Company has a note payable to a director and stockholder (and former Chief Operating Officer) of the Company in the amount of $177,101 at December 31, 2002. The note is unsecured, bears interest at 10%, is payable monthly in installments of $15,000 including interest and matures August 2003. Principal payments have been temporarily deferred on this debt since July 2002. Interest expense was $20,867 and $35,819 in 2002 and 2001, respectively.

The Company leases plant and office facilities from an affiliated entity under a noncancellable, five-year, triple net operating lease agreement, which was entered into as of December 1, 2000. The lease provides for monthly rental payments of $25,000 commencing in January 2001, and is increased annually based on a change in the consumer price index. The monthly rental payments for 2002 were $25,388. Additionally, the lease provides for an additional five-year renewal option by the Company and contains no purchase option. Rent expense under the current and prior lease amounted to $304,655, $300,000 and $226,400, respectively for the current and two prior years. Minimum future rental payments on this lease amount to $304,655 annually for the years 2003 through 2004.

Foreign Currency Transactions

We do not currently utilize any derivative products to hedge our foreign currency risk. Our foreign subsidiaries’ obligations to their parent are denominated in United States dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the United States dollar and our subsidiaries’ functional currencies, currently the Eurodollar and the British pound.

Other than the intercompany balances noted above, we do not believe we have any material unhedged monetary assets, liabilities or commitments that are denominated in a currency other than the operations’ functional currency.

Stock Option Repricing

On July 19, 2002, the Company’s Board of Directors authorized the repricing of employee options to purchase 2,610,110 shares of common stock from an exercise price ranging between $1.44 and $12.13 per share to an exercise price of $1.37 per share, which represented the fair market value of our common stock on the date of the repricing. These options are subject to variable plan accounting, as defined in FASB Interpretation No. 44. There were no charges required during 2002 related to fluctuations in our stock price. As of December 31, 2002, options to purchase 2,141,060 shares of common stock are outstanding and subject to variable plan accounting.

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The FASB also requires, upon adoption of SFAS 142, that the Company classify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company’s acquisition of CyberStorage Systems in 2000 was accounted for using the purchase method. All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,693,000 and other intangible assets were $1,525,000 as of December 31, 2002. Amortization expense during the year ended December 31, 2002 was $772,000. Aggregate amortization expense for other intangible assets is estimated to be $576,000, $576,000 and $432,000 for 2003, 2004 and 2005, respectively. Measurement of impairment of goodwill and other intangible assets in accordance with SFAS 142 are discussed on page 14 in this annual report.

The Company did not acquire any goodwill or other intangible assets between the period June 30, 2001 and December 31, 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. During 2002, the Company recorded an impairment charge with respect to certain identified intangible assets as discussed on page 14 of this annual report.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and various other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for financial statements issued on or after May 15, 2002. The Company does not anticipate the adoption of this pronouncement will have a material impact on its operations or financial position.

On July 30, 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. FASB No. 146 replaces Emerging Issues Task Force (EITF) Issues No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10, “Costs Associated with Lease Modification or Termination”. The provisions of FASB No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company anticipates the adoption of this statement will not have a material effect on its consolidated financial position or results of operations.

In December 2002, the FASB issued FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” See further information on page 14 of the annual report.

Results of Operations

The following table presents our consolidated statement of operations stated as a percentage of revenue for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

	2002	2001	2000	1999	1998
Revenue
Products and services	44.15%	72.37%	100.00%	100.00%	100.00%
License fees	55.85	27.63	0	0	0

Total revenues	100.00	100.00	100.00	100.00	100.00

Costs and expenses:
Cost of products and services	75.93	61.30	100.30	59.88	69.43
Cost of license fees	69.19	25.53	0	0	0
Research and development	51.36	47.91	23.00	18.82	24.97
Selling and marketing	51.71	48.71	34.77	38.94	52.03
General and administrative	67.13	34.37	35.59	22.40	14.00
Amortization of intangibles	15.30	31.30	12.85	0	0
Impairment of goodwill	265.84	0	0	0	0
Impairment of identifiable intangible assets	18.17
Restructuring costs	0	0	12.30	0	0
Write down of investment	0	0	0	0	12.28

Total	614.63	249.12	218.81	140.04	172.71

Operating loss	(514.63)	(149.12)	(118.81)	(40.04)	(72.71)
Other income (expense)	4.17	3.06	(6.61)	(5.34)	(3.73)

Loss before income taxes	(510.46)	(146.06)	(125.42)	(45.38)	(76.44)
Provision (benefit) for income taxes	(3.72)	0	27.92	(1.90)	(12.58)

Net loss	(506.74)%	(146.06)%	(153.34)%	(43.48)%	(63.86)%

Our operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors. After the acquisition of CyberStorage Systems Corporation in September 2000, we commenced a corporate-wide restructuring, including the expansion of our North America sales territories to seven regions; the initiation of a plan to re-establish our re-seller sales channel; consolidation of our European sales, marketing and service organizations; and implemented strategic marketing initiatives and programs for product development and repositioning. Although we believed these actions and the introduction of our new products in 2002 would provide the revenue growth that would enable us to return to profitability, this has not materialized. Currently, the poor economic climate for the storage sector and technology products in general have required us to cut back our core business operations to preserve working capital. We have also temporarily closed our operations in Europe.

In 2001 and 2002, license fees as a percentage of revenue increased significantly as the result of two fully-paid up license agreements described more fully under “Revenue” below.

Revenue

Revenues from sales of products and services decreased during 2002 as a result of a significant decline in market demand for our products and services and restructuring of our internal sales and marketing organization. Revenues from sales of products and services increased only slightly in 2001 and consisted primarily of legacy RAID products and the Cyber products existing at the time that CyberStorage Systems was acquired. We expect future sales to come primarily from our new product lines described in Item 1 of this annual report.

Revenues from license fees with respect to our patents and other intellectual properties began in 2001 with the settlement of our claims against XIOTech Corporation and its parent company, Seagate Technology, Inc. Pursuant to that settlement, we entered into a license agreement with XIOTech under which we agreed to grant to XIOTech a non-exclusive, fully paid up license in and to certain of our patents in return for a one-time royalty payment of $2,500,000. During 2002, we entered into a non-exclusive patent license agreement with a subsidiary of EMC and received a $3 million one-time royalty payment for a fully paid up, worldwide, non-exclusive, perpetual license for all of the licensee’s products that may be subject to any claim in any of our patents. Because each of these license agreements are fully paid up, such arrangements will not provide a recurring source of future revenue.

We currently are in legal proceedings in connection with the enforcement of our patents and other intellectual property rights, the results of which cannot be predicted. In connection with one such action, we have entered into an agreement with Hitachi, Ltd. with respect to our intellectual property which, depending on the outcome of such litigation, could provide the Company with potential additional license revenue. See Item 3. Legal Proceedings. Our failure to successfully enforce our patent rights and receive revenue from license fees could have a material adverse effect on our business, operating results and financial condition.

Revenues by geographic region expressed as a percentage of total revenues is as follows:

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
North America	83%	79%	55%
Asia	7%	10%	22%
Europe	10%	9%	21%
Other Regions	0%	2%	2%

	100%	100%	100%

The shift in revenue from 2000 through 2002 resulted from a reduction in the European direct sales force and increased revenues from license fees in North America in 2001 and 2002.

For the year ended December 31, 2001, product sales of $1,350,000 to one customer were in excess of 10% of revenue. In addition, a license fee of $3,000,000 received from a subsidiary of EMC during the year ended December 31, 2002 and a license fee of $2,500,000 received from XIOTech Corporation during the year ended December 31, 2001, each represented in excess of 10% of total consolidated revenues in those years.

All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk.

Cost of Products and Services

Costs of products and services decreased $1,467,000 in 2002 due to reductions in overhead costs, reduced manufacturing activity and additional staffing reductions. Cost of products and services decreased $979,000 in 2001 due to our lower level of manufacturing activity, the shift to our new product lines and staffing reductions in our factory. Included in costs of products and services were writedowns of inventory in the amount of $2.9 million, $1.0 million and $1.6 million in 2000, 2001 and 2002, respectively, in connection with the restructuring of our business and discontinued product lines.

Gross Profit (Loss)

Gross profit on the sale of products and services is summarized as follows:

	2002		2001		2000
	(In thousands except for % of sales amounts)
Gross profit (loss)	$(1,707)	(31.8%)	$1,002	15.3%	$(19)	(0.3%)
Restructuring costs included in the cost of products and services	$1,645	30.6%	$1,000	15.2%	$2,900	44.6%

Gross profits were reduced in 2001 and 2002 primarily due to provisions for restructuring costs associated with excess inventory quantities and inventories related to discontinued products.

Cost of License Fees

Costs associated with the enforcement of our patent and other intellectual property rights amounted to $3,717,000 and $2,311,000 in 2002 and 2001, respectively. These costs relate to legal fees for counsel and consulting fees and expenses incurred associated with the enforcement of our patent and other intellectual property rights that began to increase during the second quarter of 2001 and increased substantially during 2002 due to the Court proceedings in the United Kingdom.

Research and Development Expenses

Research and development expenses decreased by $1,576,000 during 2002 primarily due to reductions in staffing and reduction in the use of outside contractors for projects. Research and development expenses to develop our new product lines increased during 2001 by $2,838,000 with the availability of equity financing funds.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $1,630,000 in 2002 as a result of a restructuring of our internal sales and marketing organization, utilization of value-added resellers and reduced headcount. Selling and marketing expenses increased by $2,146,000 in 2001 with the rebuilding of the sales and marketing organization and expenses associated with the introduction of existing CyberStorage Systems products and our new product lines.

General and Administrative Expenses

General and administrative expenses increased by $496,000 in 2002. Of this amount, approximately $806,000 represents increases in the allowance for uncollectible accounts domestically and by our foreign subsidiaries. Several of our accounts receivable balances were deemed uncollectible during 2002 due to the financial condition of these customer’s accounts. The remaining decrease in general and administrative expenses, exclusive of the additional reserves described above, resulted primarily from cost reduction measures implemented during 2002, including staff reductions and reduced overhead costs. General and administrative expenses increased by $794,000 in 2001 due primarily to continued increases in support personnel ($647,000), travel expenses ($64,000), legal and auditing services ($83,000).

Amortization of Intangibles

Amortization of goodwill and other intangible assets relate to the acquisition of CyberStorage Systems in September 2000. During 2001, amortization expense amounted to $2,832,000. Amortization of goodwill was eliminated in 2002 with the adoption of SFAB 142 described on page 14 of this annual report. Amortization of other intangible assets for 2002 amounted to $772,000. The estimated aggregate amortization expense for other intangible assets is $576,000, $576,000 and $432,000 for 2003, 2004 and 2005, respectively.

Other Income (Expense), Net

Interest income (expense), net decreased by $233,000 in 2002 due primarily to a reduction in cash balances and related interest earned. Interest income (expense), net increased by $579,000 in 2001 due primarily to greater invested cash and cash equivalent balances.

Other income (expense), net increased by $180,000 in 2002 due primarily to a gain on settlement of unsecured debt owed to a lender and translation adjustments in reporting for our foreign subsidiaries. Other income (expense), net decreased by $128,000 during 2001 due to translation adjustments in reporting for our foreign subsidiaries.

Provision (Benefit) for Income Taxes

The tax benefit in 2002 of $199,700 resulted from the receipt of a refund claim after an audit by the Internal Revenue Service and related adjustment of net operating losses and business tax credits in prior years.

Inflation

Inflation has not had a material impact on our operations.

Factors That May Affect Future Results

Our Stock Price is Volatile

Our stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

—the announcement of new products, services or technological innovations by us or our competitors

—quarterly variations in our operating results

—decreasing product and services revenues

—speculation in the press or investment community

—failure to meet earning expectations

—the results of intellectual property litigation

In addition, our stock price may be affected by general market conditions, short selling activities, and domestic and international economic factors unrelated to our performance. Further, until recently, our stock was thinly traded. Because of these factors, any recent trends should not be considered reliable indicators of future stock prices or financial results.

Our Business May Suffer If We Cannot Protect Our Intellectual Property

We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented. See, for example, the recent ruling in the United Kingdom with respect to our claims against Hitachi Data Systems Limited described under Item 3. Legal Proceedings. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Therefore, we cannot assure you that we will be able to adequately protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position. Further, we cannot assure you that we will be able to obtain licenses to any technology that it may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

Intellectual Property Rights

We are aggressively pursuing the enforcement of our intellectual property rights after an extensive patent review conducted in 1999. In 2000, we retained a major law firm to enforce these rights against infringing parties, the number of which management believes to be extensive. In 2001, we began bringing legal actions against companies whose products we believed infringed on our intellectual property rights and patent portfolio. Please refer to Item 3. Legal Proceedings for current information concerning intellectual property litigation. We intend to vigorously pursue these actions. Despite the Company’s and our legal representatives’ efforts, there can be no assurance or predictability as to any amount of recovery or the length of time it will take us to recover any royalties or license fees which may be recoverable. In addition, the expense of pursuing these rights is substantial. As a result, any failure to adequately protect our intellectual property rights and to prevail in any pending legal proceedings could have a material adverse effect on us. Despite our efforts to protect these intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

Liquidity and Working Capital

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. On May 3, 2002, we completed a $3 million financing through a private placement of common stock to a group of four European and US based institutional investors. In that financing, we sold 600,000 shares of common stock at $5.00 per share and issued 260,000 warrants to purchase common stock at $6.18 per share that are exercisable over a five-year period. In addition, in October, 2002, we received $3 million from a license fee for our intellectual property. Despite this recent success, revenues from products and services have fallen dramatically and there can be no assurances that we will be able to secure additional license fees of this magnitude or at all during the coming twelve months. Furthermore, given the continued volatility of the global securities markets and, in particular, the market for the securities of technology companies, as well as the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure additional debt or equity financing. Our failure to maintain adequate liquidity and working capital would have a material adverse effect on the Company, our financial condition and our results of operations.

We incurred operating losses through 2002 and we continue to incur operating losses at this time. While the development and introduction of our new products continues, our actual sales revenue has declined significantly over the last year and continues to be at a low level. In response in 2002, we have reduced our activity level in marketing, sales and administration and implemented cost reduction programs primarily in employee headcount, the use of independent software subcontractors and the level of expenses for development, travel and administration.

Management believes, although there can be no assurances, that our currently available working capital and the cash flow from our operations in 2003 will support our operating plan for the next twelve months. Our operating plan and related cash flow projections for 2003 have been forecasted by management anticipating a only a base level of revenue from sales of our new products to new and existing customers and product upgrades, replacement parts and maintenance services from our existing customer base. We have not included any revenues from potential license fee activities. We have projected our costs and expenses using our current level of operating expenses for our core business activity and only the minimum requirements for the defense of our intellectual property. If our projected levels of revenues from products and services are not achieved or are delayed in their realization, management has plans that can be implemented to further reduce the operating expense cash flow requirements to allow the Company to continue in business. These include reductions in salary levels similar to those that were achieved during 2002 through a compensation deferral, stock based compensation plan or, in the alternative, additional reductions in staffing headcount. Cost reductions of other non-employee related costs, primarily expenses for rent and other facilities occupancy expenses, would also be implemented. In addition, while the dilutive effect might be significant, the Company continues to receive inquires from interested investors to provide equity financing using a variety of alternatives. We continue to explore strategic alliance opportunities to market our new products that would also provide financial support. Although there can be no assurances, management is committed to achieving or exceeding its base operating plan for 2003 and intends to implement those cost reductions and improvements in cash flow to achieve this success.

Development of New Products and Solutions

We must make continuous investment in research and development to maintain our ongoing effort to continually improve our products and provide innovative solutions to our customers. The development of software products is a difficult and costly process and subject to many other products’ requirements and the availability of substantial capital. Our inability to timely deliver new products in the past has had an adverse effect on our operating and financial results. There can be no assurance that we will be able to effectively develop and timely deliver new products in the future.

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

Business Alliances

Many companies are forming business alliances with their competitors to be able to provide totally integrated storage solutions to their customers. One result of these alliances is to effectively preclude competitive products from being offered to customers. Many of the relationships are exclusive and our failure to develop similar relationships will effectively reduce the number of qualified sales opportunities we will have for our products in the future. We believe that we address this issue by our return to the reseller channel sales model and having the integrator/solution providers/value added-resellers perform the solution selling required. We have had difficulty opening these sales channels and any continued problems in doing so will have a negative effect on our operating results and financial condition.

Operations

Our products operate near the limits of electronic and physical performance and are designed and manufactured with relatively small tolerances. If flaws in design, production, assembly or testing were to occur, we could experience a rate of failure in our products that would result in substantial repair or replacement costs and potential damage to our reputation. Continued improvement in manufacturing capabilities and control of material and manufacturing quality and costs are critical factors in our future growth. We frequently revise and update manufacturing and test processes to address engineering and component changes to our products and evaluate the reallocation of manufacturing resources among our facilities. We cannot assure that our efforts to monitor, develop and implement appropriate test and manufacturing processes for our products will be sufficient to permit us to avoid a rate of failure in our products that results in substantial delays in shipment, significant repair or replacement costs and potential damage to our reputation, any of which could have a material adverse effect on our business, results of operations or financial condition.

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

Litigation That We May Become Involved In May Adversely Affect Us

In the ordinary course of business, we may become involved in litigation, administrative proceedings and governmental proceedings. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Furthermore, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have the market risk inherent in financial instruments that relates primarily to fluctuations in the prime rate of interest to be charged under the terms of the several promissory notes due from and to certain of our executive officers and directors.

Our foreign subsidiaries’ obligations to us are denominated in U.S. dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the U.S. dollar and our subsidiaries’ functional currencies, currently the British pound and Eurodollar. This exposure is limited to the period between the time of accrual of such liability to us in our subsidiaries’ functional currency and the time of their payment to us in U.S. dollars. This exposure is further reduced with the temporary closing of operations of our European facilities late in 2002.

Other than the inter-company balances noted above, we do not believe we have material unhedged monetary assets, liabilities or commitments that are denominated in a currency other than the operations’ functional currencies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statement data listed in the Index to Consolidated Financial Statements at Item 15 of this Form 10-K are incorporated by reference into this Item 8 of Part II of this Form 10-K.

The following supplementary data is incorporated by reference:

Quarterly Financial Results (unaudited) for the two years ended December 31, 2002 (see Note M of the “Notes to the Consolidated Financial Statements” contained in this Form 10-K).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which the Company intends to file with the SEC no later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which the Company intends to file with the SEC no later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which the Company intends to file with the SEC no later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which the Company intends to file with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are included as part of the report:

(1) Financial Statements

Our following financial statements and the report of the independent auditors are filed as part of this report:

(1) Index to Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

None

(3) Exhibits

Certain of the exhibits listed hereunder have been previously filed with the Commission as exhibits to certain prior registration statements and periodic reports as indicated below.

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-4, Registration No. 33-87028, as filed on December 2, 1994).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-4, Registration No. 33-87028, as filed on December 2, 1994).

3.3

Amended Certificate of Designation establishing Series A 8% Convertible Preferred 3.2 Stock (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on October 6, 2000).

3.4	Certificate of Designation establishing Series B 8% Convertible Preferred Stock 3.3 (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed on October 6, 2000).

3.5

Certificate of Designation establishing Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter period ended September 30, 2000).

3.6	Certificate of Designation establishing Series E Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 22, 2001).

3.7

Certificate of Amendment to Certificate of Incorporation dated August 15, 2001 (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

3.8

Certificate of Amendment to Certificate of Incorporation dated February 24, 1995 (Incorporated by reference to Exhibit 4.1 on the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-4, Registration No. 33-87028, as filed on December 2, 1994).

4.2	Restated and Amended Stock Incentive Plan (Incorporated by reference as Exhibit 4.1 to the Company’s Form S-8, Registration No. 333-31207, as filed on July 14, 1997).

4.3	Form of Restated and Amended Stock Incentive Plan, Stock Award (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8, Registration No. 333-31207, as filed on July 14, 1997).

4.4	The Company’s 401(k) Savings Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8, Registration No. 333-48987, as filed on March 31, 1998).

4.5	1999 Amended Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8, as filed on August 16, 2000).

4.6	The 2000 Stock Option Plan of CyberStorage Systems Corporation (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8, Registration No. 333-69536, as filed on September 18, 2001).

4.7

Form of Common Stock Warrant associated with Series A Preferred Stock, together with Schedule of Warrants (Incorporated by reference to Exhibit 4.6 to the Company’s 2000 Form 10-K, as filed on April 16, 2001).

4.8	Common Stock Warrant associated with Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ended September 30, 2000).

4.9	Common Stock Warrant associated with Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the period ended September 30, 2000).

4.10

Form of Common Stock Warrant issued to Citizens Financial Group, Inc., together with Schedule of Warrants (Incorporated by reference to Exhibit 4.9 of the Company’s 2000 Form 10-K, as filed on April 16, 2001).

4.11	Common Stock Warrant associated with Series E Preferred Stock (Incorporated by reference to Exhibit 4.2 to our Report on Form 8-K filed August 22, 2001).

4.12

Registration Rights Agreement dated as of May 2, 2002 by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the period ended March 31, 2002).

4.13	Form of Common Stock Warrant to purchase 260,000 shares of common stock dated May 3, 2002 (Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q for the period ended March 31, 2002).

4.14

Storage Computer Corporation 2002 Short-Term Deferred Compensation Plan, Storage Computer Corporation 2002 Nonqualified Employee Stock Purchase Plan dated July 18, 2002 (Incorporated by reference to the Company’s Form S-8 filed July 19, 2002).

4.15	Storage Computer Corporation Amended and Restated 2002 Short-Term Deferred Compensation Plan.

10.1

Promissory Note in the principal amount of $710,000 dated December 6, 1997 made Payable to Theodore J. Goodlander (Incorporated by reference to Exhibit 10.2 of the Company’s 1999 Form 10-K, as filed on April 14, 2000).

10.2

Lease Agreement between Kristiania Corporation and Storage Computer Corporation dated December 1, 2000 (Incorporated by reference to Exhibit 10.10 of the Company’s 2000 Form 10-K, as filed on April 13, 2001).

10.3

Executive Employment Agreement effective September 16, 2000 between John Thonet and the Company (Incorporated by reference to Exhibit 10.13 of the Company’s 2000 Form 10-K, as filed on April 13, 2001).

10.4

Securities Purchase Agreement dated as of May 2, 2002 by and among Storage Computer Corporation and the purchasers named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2002).

10.5	Settlement Agreement and License dated October 14, 2002.†

10.6	Non-Exclusive Patent License Agreement dated as of October 30, 2002.†

21	Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Company’s 2001 Form 10-K, as filed on April 12, 2002).

23	Consent of BDO Seidman, LLP.

24	Power of Attorney (Included in Signature page hereto).

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the SEC.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Nashua, New Hampshire, on the xx day of March, 2003.

STORAGE COMPUTER CORPORATION

By:	/s/ THEODORE J. GOODLANDER
Theodore J. Goodlander Chairman of the Board of Directors, President, CEO (Principal Executive Officer)

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

Signature	Capacity	Date

/s/ THEODORE J. GOODLANDER Theodore J. Goodlander	Chairman of the Board of Directors, President and CEO (Principal Executive Officer)	March 31, 2003

/s/ EDWARD A. GARDNER Edward A. Gardner	Director	March 31, 2003

/s/ JOHN L. THONET John L. Thonet	Director	March 31, 2003

/s/ PETER N. HOOD Peter N. Hood	Treasurer and CFO (Principal Accounting Officer)	March 31, 2003

/s/ STEVE CHEN Dr. Steve Chen	Director	March 31, 2003

/s/ ROGER E. GAULD Roger E. Gauld	Director	March 31, 2003

/s/ THOMAS A. WOOTERS Thomas A. Wooters	Director	March 31, 2003

CERTIFICATIONS

I, Theodore J. Goodlander, certify that:

1.  I have reviewed this annual report on Form 10-K of Storage Computer Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/S/ THEODORE J. GOODLANDER
Theodore J. Goodlander Chief Executive Officer

I, Peter N. Hood, certify that:

1.    I have reviewed this annual report on Form 10-K of Storage Computer Corporation;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/S/ PETER N. HOOD
Peter N. Hood Chief Financial Officer

STORAGE COMPUTER CORPORATION

-INDEX-

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

Storage Computer Corporation

Nashua, New Hampshire 03062

We have audited the accompanying consolidated balance sheets of Storage Computer Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Storage Computer Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Boston, Massachusetts

February 21, 2003

STORAGE COMPUTER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,680,599	$5,627,855
Accounts receivable, net (Note B)	192,882	1,644,366
Inventories (Note B)	2,031,679	3,811,658
Due from officers and directors (Note D)	133,247	356,269
Other current assets	80,484	799,530

Total current assets	5,118,891	12,239,678

Property and equipment, net (Note B)	537,313	828,817
Goodwill, net of accumulated amortization of $2,426,565 in 2001 (Notes B and C)	2,692,611	16,287,911
Other intangibles, net of accumulated amortization of $1,354,923 in 2002 and $1,241,094 in 2001 (Notes B and C)	1,525,057	3,958,906
Other assets	—	394,902

Total assets	$9,873,872	$33,710,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$472,667	$802,015
Accrued expenses (Note B)	2,169,952	1,533,689
Deferred revenue	202,366	492,987
Current maturities of long-term debt (Note E)	665,000	285,254

Total current liabilities	3,509,985	3,113,945

Long-term debt, less current maturities (Note E)	—	328,184

Commitments and contingencies (Notes F, G and J)

Redeemable convertible preferred stock (Notes K and O)	1,212,618	3,725,015

Stockholders’ equity (Notes E, H and K):
Preferred stock, $.001 par value, 1,000,000 shares authorized; shares outstanding: 10,225 in 2002 and 15,600 in 2001 of which 10,225 in 2002 and 13,100 in 2001 are included in redeemable convertible preferred stock	—	1,178,319
Common stock, $.001 par value, 50,000,000 shares authorized; shares outstanding: 25,751,659 in 2002 and 19,134,773 in 2001	25,752	19,135
Additional paid-in capital	83,589,403	76,001,699
Accumulated deficit	(78,463,886)	(50,656,083)

Total stockholders’ equity	5,151,269	26,543,070

Total liabilities and stockholders’ equity	$9,873,872	$33,710,214

The accompanying notes are an integral part of the financial statements.

STORAGE COMPUTER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
Revenues:
Products and services	$2,372,110	$6,547,627	$6,505,628
License fees (Note A)	3,000,000	2,500,000	—

Total revenues	5,372,110	9,047,627	6,505,628

Costs and expenses:
Cost of products and services (Note C)	4,079,066	5,546,119	6,525,316
Cost of license fees, primarily legal fees (Note A)	3,716,618	2,310,650	—
Research and development	2,758,981	4,335,237	1,496,382
Selling and marketing	2,778,332	4,407,735	2,262,136
General and administrative	3,606,040	3,110,418	2,315,463
Amortization of intangibles	771,714	2,831,736	835,937
Impairment of goodwill (Note A)	14,281,336	—	—
Impairment of identifiable intangible assets (Note A)	976,099	—	—
Restructuring costs (Note C)	—	—	800,140

Total costs and expenses	32,968,186	22,541,895	14,235,374

Operating loss	(27,596,076)	(13,494,268)	(7,729,746)

Other income (expense), net:
Interest income (expense), net (Note E)	62,812	296,051	(283,167)
Other income (expense)	161,399	(18,596)	(147,000)

Total other income (expense)	224,211	277,455	(430,167)

Loss before income taxes (benefit)	(27,371,865)	(13,216,813)	(8,159,913)

Provision (benefit) for income taxes (Note I):
Current taxes (benefit)	(199,734)	—	34,852
Deferred taxes	—	—	1,781,331

Total provision (benefit) for income taxes	(199,734)	—	1,816,183

Net loss	(27,172,131)	(13,216,813)	(9,976,096)
Dividends on preferred stock including amortization of the beneficial conversion features	(635,672)	(7,709,661)	(10,075,074)

Loss applicable to common stockholders before cumulative effect of change in accounting principle	(27,807,803)	(20,926,474)	(20,051,170)
Cumulative effect of change in accounting principle	—	—	(809,364)

Net loss applicable to common stockholders	$(27,807,803)	$(20,926,474)	$(20,860,534)

Loss applicable to common stockholders before cumulative effect of change in accounting principle per basic and dilutive share	$(1.33)	$(1.32)	$(1.57)
Net loss applicable to common stockholders per basic and dilutive share	$(1.33)	$(1.32)	$(1.64)
Basic and dilutive shares	20,875,902	15,891,223	12,756,088

The accompanying notes are an integral part of the financial statements.

STORAGE COMPUTER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Carrying Value	Shares	Par Value
Balance—December 31, 1999			11,434,880	$11,435	$13,968,263	$(9,963,058)
Exercise of stock options			632,019	632	1,071,851
Stock issued to 401(k) plan			4,619	5	38,686
Warrants issued in connection with bank financing (Note E)					114,434
Warrants exercised (Note K)			132,000	132	1,143,316
Stock issued in note conversion (Note E)			132,500	132	264,868
Stock issued to acquire CyberStorage Systems (Note C)			2,200,000	2,200	22,437,800
Issuance of redeemable convertible preferred stock with a beneficial conversion feature of $12,253,900 and related warrants, net of issuance costs of $1,175,500 (Note K)					17,514,774	(6,314,923)
Conversion of redeemable convertible preferred shares into common shares and related accrued dividends paid in common shares (Note K)			505,864	506	1,238,643	(118,388)
Amortization of beneficial conversion feature of preferred stock (Note K)						(4,052,794)
Dividends on preferred stock (Note K)						(398,333)
Net loss						(9,976,096)

Balance—December 31, 2000			15,041,882	15,042	57,792,635	(30,823,592)
Exercise of stock options			63,611	64	89,400
Stock issued to 401(k) plan			11,768	12	63,297
Stock options issued in lieu of compensation for services					1,086,973
Issuance of Series E convertible preferred stock with a beneficial conversion feature of $3,112,672 and related warrants, net of issuance costs of $169,783 (Note K)	5,000	$2,026,217			5,916,672	(3,112,672)
Redemption of redeemable convertible preferred stock					(1,093,983)
Conversion of convertible preferred shares into common shares and related accrued dividends paid in common shares (Note K)	(2,500)	(1,095,714)	3,736,240	3,736	8,891,796
Amortization of beneficial conversion feature of preferred stock (Note K)		247,816			2,113,711	(2,361,527)
Dividends on preferred stock (Note K)			281,272	281	1,141,198	(1,141,479)
Net loss						(13,216,813)

Balance—December 31, 2001	2,500	1,178,319	19,134,773	19,135	76,001,699	(50,656,083)
Exercise of stock options and deferred compensation stock purchases			178,878	179	238,980
Stock issued to 401(k) plan			51,026	51	71,510
Sale of common stock to institutional investors, net of costs			600,000	600	2,663,019
Conversion of convertible preferred stock into common shares and related accrued dividends paid in common shares (Note K)	(2,500)	(2,500,000)	4,838,680	4,839	5,370,162
Amortization of beneficial conversion feature of preferred stock (Note K)		1,321,681			(1,299,007)	(385,277)
Dividends on preferred stock, including dividends paid on conversion of redeemable convertible preferred stock (Note K)			948,302	948	543,040	(250,395)
Net loss						(27,172,131)

Balance—December 31, 2002	—	$—	25,751,659	$25,752	$83,589,403	$(78,463,886)

The accompanying notes are an integral part of the financial statements.

STORAGE COMPUTER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(27,172,131)	$(13,216,813)	$(9,976,096)
Reconciliation to operating cash flows:
Depreciation and amortization of property and equipment	430,396	544,856	460,129
Amortization of goodwill and other intangibles	771,714	2,831,736	835,937
Warrants issued for banking fees	—	—	114,434
Stock issued to 401(k) plan	71,561	63,309	38,691
Impairment of goodwill	14,281,336	—	—
Impairment of identifiable intangible assets	976,099
Provision for restructuring costs	1,645,010	1,000,000	3,744,727
Provision for bad debts	805,944	(5,161)	60,374
Deferred tax provision	—	—	1,781,331
Non-cash compensation for services	—	1,086,973	—
Changes in operating assets and liabilities, net of effects of CyberStorage Systems acquisition:
Accounts receivable	645,540	(791,376)	375,584
Inventories	(44,040)	(473,231)	246,237
Due from officers and directors	994,687	(1,126,178)	—
Other assets	719,046	(400,228)	462,061
Accounts payable and accrued expenses	309,888	(1,017,576)	(585,306)

Net cash used in operations	(5,564,950)	(11,503,689)	(2,441,897)

Cash flows from investing activities:
Capital expenditures	(54,437)	(232,375)	(125,757)
Other assets	394,902	(150,862)	383,120
CyberStorage acquisition (costs) credits	—	238,890	(210,027)

Net cash provided by (used in) investing activities	340,465	(144,347)	47,336

Cash flows from financing activities:
Net reduction in credit line	—	—	(7,035,445)
Reduction of long-term debt	(720,104)	(329,724)	(84,608)
Net proceeds from sale of common stock and the exercised stock options and warrants	2,902,778	89,864	2,215,850
Issuance of preferred stock	—	4,830,217	20,824,518
Redemption of preferred stock	—	(2,144,402)	—

Net cash provided by financing activities	2,182,674	2,445,955	15,920,315

Effect of exchange rate changes on cash	94,555	(22,323)	144,311

Net increase (decrease) in cash and cash equivalents	(2,947,256)	(9,224,404)	13,670,065
Cash and cash equivalents—beginning of year	5,627,855	14,852,259	1,182,194

Cash and cash equivalents—end of year	$2,680,599	$5,627,855	$14,852,259

Supplemental cash flow information:
Cash payments of interest	$64,338	$88,649	$407,000
Noncash investing and financing activities:
Conversion of preferred stock into common stock	$2,875,001	$7,799,818	$1,239,149
Acquisition of CyberStorage:
Fair value of assets acquired			$25,200,123
Common stock issued			(22,440,000)
Liabilities assumed			(2,550,096)

Acquisition costs paid			$210,027

Preferred stock dividends paid in common stock	$543,988	$1,141,479	$—

The accompanying notes are an integral part of the financial statements.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Significant Accounting Policies

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

Inventories

Inventories are stated at the lower of cost (average cost method) or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is computed utilizing the straight-line and accelerated methods for financial reporting and accelerated method for tax reporting, over a period not to exceed 15 years.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets result from the excess of the purchase price over the fair values of the net assets acquired in the purchase of CyberStorage Systems. Identified intangible assets are being amortized over 5 to 7 years. In years prior to 2002, goodwill was being amortized over a 10 year period. See further information under Recent Accounting Pronouncements.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses and non-related party long-term debt approximate their fair values for all periods presented because of the short maturity of those instruments.

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment, provided that the price is fixed and determinable, no significant obligations remain, collectibility is probable and returns are estimable. Revenue is recognized at the time of shipment since the terms of shipment are FOB shipping point and legal title

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the equipment passes to the customer at this time. Post shipment obligations such as installation and training are considered relatively insignificant given the underlying nature of the equipment and of its installation. Revenue from services is recognized over the contracted period or as the services are provided. Revenue from license fees is recognized over the contract period or when received for fully-paid license agreements. These revenue accounting policies do not require significant estimates by management.

Costs of License Fees

Costs incurred in connection with pursuing the Company’s patent and intellectual property rights consist of legal fees, the value of options granted, professional consultant fees, travel and related expenses.

Research and Development

Research and development costs are expensed as incurred.

Foreign Currency Translations

The functional currency for the Company’s foreign operations is the U.S. dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for all monetary assets and liabilities using current exchange rates in effect at the balance sheet date; for non-monetary assets and liabilities using historical rates; and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments and gains or losses resulting from foreign currency transactions which were not material, are included in the Company’s statement of operations.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS 109”) “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax benefits and consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

During 2000, the Company determined that the carrying value of its deferred tax asset could not be reasonably assumed and increased its valuation allowance to fully reserve this asset during the fourth quarter of 2000.

Per Share Data

The Company calculates per share data in accordance with SFAS No. 128 (“SFAS 128”), “Earnings per Share”. Basic earnings per share is determined utilizing only the weighted average of outstanding common shares. The effect of potentially dilutive options, warrants and convertible securities is included in the calculation of diluted per share data. Options, warrants and convertible securities have not been considered since their inclusion would be anti-dilutive.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees”, and accordingly account for employee stock-based compensation utilizing the intrinsic value method. SFAS No.123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) established a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure only alternative under SFAS 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted as well as certain other information.

In December 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS Statement No. 123” (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS 148 for the fiscal year ended December 31, 2002. We will continue to use the intrinsic value method of accounting for stock-based employee compensation.

The additional disclosures required by SFAS 148 are as follows:

	December 31,
	2002	2001	2000
Net loss applicable to common stockholders, as reported	$(27,807,803)	$(20,926,474)	$(20,860,534)
Add: Stock based employee compensation expense included in reported net loss applicable to common stockholders, net of tax	—	—	—
Deduct: Total stock based employee compensation expense determined under the fair value based method of all awards, net of tax	(2,468,151)	(3,492,507)	(2,107,491)

Pro forma net loss applicable to common stockholders	$(30,275,954)	$(24,418,981)	$(22,968,025)

Net loss applicable to common stockholders per basic and dilutive shares:
As reported	$(1.33)	$(1.32)	$(1.64)
Pro forma	$(1.45)	$(1.54)	$(1.80)

Recent Accounting Pronouncements

In June 2001, the FASB issued statements No. 141, (SFAS 141) “Business Combinations”, and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The FASB also requires, upon adoption of SFAS 142, that the Company classify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. Our accounting for the acquisition of Cyberstorage Systems in 2000 described in Note C complies with these provisions of SFAS 141 and 142.

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

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A fair value approach was used to test existing goodwill for impairment. The effective date of the fair value determinations for the impairment of goodwill was September 30, 2002 due to several triggering events including an unfavorable decision in patent litigation in the UK High Court, London, a decline in our stock price of approximately 76% during August 2002, and a reorganization of our management team to refocus our efforts on the Storage Wide Area Networking market during August 2002. The market approach was the method used to determine the fair value of the reporting unit. Under this approach, the quoted market prices in active markets are used as the basis for the measurement of impairment. The valuation for purposes of measuring impairment indicated by our stock price was also supplemented by the valuation indicated by a portfolio of comparable publicly traded companies. The above valuation resulted in an impairment of $14,281,336 of the $16,973,947 of goodwill in accordance with SFAS 142 as of September 30, 2002.

The Company’s previous business combination was accounted for using the purchase method. Any future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,692,611 and other intangible assets were $1,525,057 as of December 31, 2002. Amortization expense during the year ended December 31, 2002 was $771,714. Aggregate amortization expense for other intangible assets is estimated to be $576,000, $576,000 and $432,000 for 2003, 2004 and 2005, respectively.

The Company did not acquire any goodwill or other intangible assets between the period June 30, 2001 and December 31, 2002.

In August 2001, the FASB issued SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” SFAS 144 became effective for fiscal years beginning after December 15, 2001. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. In accordance with SFAS 144, we evaluated the carrying values of our identifiable intangible assets based on the same triggering events discussed above. We determined an impairment existed for the portion of intangible assets representing customer relationships acquired from CyberStorage Systems in 2000. Accordingly, an impairment of identifiable intangible assets in the amount of $976,099 has been recorded as of September 30, 2002.

The Company does not have any long-lived assets held for disposal.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” and FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and various other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement is effective for financial statements issued on or after May 15, 2002. The Company does not anticipate the adoption of this pronouncement will have a material impact on its operations or financial position.

On July 30, 2002, the FASB issued SFAS No. 146, (“SFAS 146”) “Accounting for the Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. SFAS 146 replaces Emerging Issues Task Force (EITF) Issues No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10, “Costs Associated with Lease Modification or Termination”. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company anticipates the adoption of this statement will not have a material effect on its consolidated financial position or results of operations.

In December 2002, the FASB issued FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” See further information on page F-8 of this annual report.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note B—Balance Sheet Components

	2002	2001
Allowance for doubtful accounts	$951,856	$197,278

Inventories, net:
Raw Material	$1,611,914	$2,592,296
Work in Process	61,700	62,388
Finished Goods	358,065	1,156,974

	$2,031,679	$3,811,658

Property and equipment:
Machinery and equipment	$2,067,490	$2,308,963
Office furniture and fixtures	303,219	503,276
Research and development equipment	1,834,222	1,834,222
Other property	187,588	231,202

Total	4,392,519	4,877,663
Less accumulated depreciation	3,855,206	4,048,846

Net property and equipment	$537,313	$828,817

Accrued liabilities:
Restructuring costs	$0	$88,426
Salaries and wages	669,738	406,753
Deferred salaries	363,094	—
Interest	307,731	—
Dividends	39,704	333,298
Taxes	8,770	18,065
Accrued legal fees	769,420	217,500
Other	11,495	469,647

	$2,169,952	$1,533,689

Note C—CyberStorage Systems Corporation Acquisition and Company Restructuring

Acquisition of CyberStorage Systems Corporation

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

The unaudited pro forma combined results of operations of the Company and CyberStorage Systems for the year ended December 31, 2000, assuming that the acquisition had occurred on January 1, 2000 and after giving effect to certain pro forma adjustments are as follows:

Revenues	$8,941,500
Net loss	12,303,000
Net loss per share basic and diluted	$(0.86)

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring

As a result of the CyberStorage Systems acquisition, the Company adopted a plan to restructure its existing business to take advantage of the combined technologies and resources of both companies to extend, accelerate and improve the platform and delivery of its existing products and services. Accordingly, provisions for $3.7 million in restructuring costs were charged to operations in the third quarter of fiscal year 2000, including $2.9 million related to inventories charged to cost of products and services and $800,000 related to personnel costs, cancellation of leases and contracts charged to restructuring costs.

During 2001 and 2002, the Company made additional provisions of $1,000,000 and $1,645,010, respectively, for restructuring costs charged to cost of product and services related to inventories associated with products that have been discontinued and the temporary closing of our European operation.

Note D—Due from Officers and Directors

In August 2001, the Company’s Board of Directors approved the issuance of advances secured by demand notes receivable with interest at prime plus 1% to executive officers and directors of the Company in the aggregate amount of $500,000 for the purpose of purchasing the common stock of the Company in the public market. Demand notes receivable and accrued interest totaling $133,247 and $126,178 were outstanding at December 31, 2002 and 2001, respectively.

The Company’s Board of Directors also approved a temporary advance to the Chief Executive Officer of the Company of up to $1,750,000 with interest at prime plus 1%. An advance and accrued interest of $1,314,620 was outstanding at December 31, 2001. Notes payable to the Chief Executive Officer due in April 2002 (See Note E) and related accrued interest totaling $1,084,529 were offset against the temporary advance at December 31, 2001. During 2002, $1,000,000 of the temporary advance was repaid and the balance plus accrued interest to the date of repayment was offset against the notes payable to the Chief Executive Officer.

Note E—Borrowing Arrangements

Long-term debt in the amount of $487,899 at December 31, 2002 is payable to the Chief Executive Officer and principal stockholder of the Company. The debt is unsecured, and $387,899 bears interest at prime plus 1%, and $100,000 bears interest at 6% and is convertible into the Company’s common stock at $4.00 per share. Interest expense related to the obligation amounted to $29,181, $62,484 and $84,697 for 2002, 2001 and 2000 net of interest income on the temporary advance to the Chief Executive Officer. This debt is due upon demand. A portion of this note was offset against a temporary advance due from the Chief Executive Officer during 2002. See Note D.

Long-term debt payable to an investment company for an unsecured term loan, with interest at 12%, was settled during 2002. At the time of settlement, the lender was due $260,528 in unpaid principal and interest. This debt was settled for $173,236, resulting in a gain on settlement of the principal balance in the amount of $110,417, included in other income. Interest expense was $42,831, $44,589 and $17,123 in 2002, 2001 and 2000, respectively.

Long-term debt in the amount of $177,101 at December 31, 2002 is payable to a director and stockholder of the Company. The note is unsecured, bears interest at 10%, is payable monthly in installments of $15,000 including interest and matures August 2003. Principal payments have been temporarily deferred on this debt since July 2002. Interest expense was $20,867, $35,819 and $14,547 in 2002, 2001 and 2000, respectively.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note F—Related Party Transactions

The Company leases plant and office facilities from an affiliated entity under a noncancellable, five-year, triple net operating lease agreement, which was entered into as of December 1, 2000. The lease provides for monthly rental payments of $25,000 commencing in January 2001, and is increased annually based on a change in the consumer price index. The monthly rental payments for 2002 were $25,388. Additionally, the lease provides for an additional five-year renewal option by the Company and contains no purchase option. Rent expense under the current and prior lease amounted to $304,655, $300,000 and $226,400, respectively for the current and two prior years. Minimum future rental payments on this lease amount to $304,655 annually for the years 2003 through 2005.

See Notes D and E for further information on related party transactions.

Note G—Commitments

The Company leases certain property and equipment under noncancellable operating leases, including related party leases, which expire at various dates through 2006. Future minimum lease payments are $343,671, $312,614, $6,264 and $2,322 for the years 2003 through 2006, respectively. Amounts charged to operations for operating leases were $443,198, $419,740 and $49,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note H—Stock Option Plans

The Company’s 1994, 1999, and 2000 Stock Incentive Plans provide for the granting of options to purchase up to 4,598,930 shares of common stock. Option activity during 2002, 2001 and 2000 is summarized as follows:

	Number of Shares	Weighted Average Option Price Per Share
Balance—December 31, 1999	1,789,250	1.51
Granted	1,340,230	7.69
Exercised	(631,269)	3.19
Canceled	(278,624)	1.97

Balance—December 31, 2000	2,219,587	5.50
Granted	1,122,000	5.38
Exercised	(63,611)	.83
Canceled	(432,753)	4.32

Balance—December 31, 2001	2,845,223	5.75
Granted	277,000	3.53
Exercised	(174,953)	1.26
Canceled	(446,460)	3.20

Balance—December 31, 2002	2,500,810	1.33

Options granted generally vest over a period not to exceed four years. Options for 1,863,810 shares are exercisable at December 31, 2002 at exercise prices ranging from $.88 to $1.37 and a weighted average price of approximately $1.32 per share, with a weighted average remaining contractual life of approximately seven and one half years. At December 31, 2002, options to purchase 327,193 shares were available for grant under the plan.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 2002, 2001 or 2000. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, pro forma net loss applicable to Common Shareholders would have been $30,275,954 in 2002, $24,418,981 in 2001 and $22,968,025 in 2000. Pro forma net loss applicable to common stockholders per basic and diluted share applicable to common stockholders would have been $1.45 in 2002, $1.54 in 2001 and $1.80 in 2000.

The fair value of the Company’s stock options used to compute pro forma net income and net income per diluted share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000 through 2002: dividend yield of 0%; expected volatility of 80%; a risk free interest rate ranging from 4.50% to 6.01%, and an expected holding period of four years. The weighted average fair value per share at the date of grant was $3.53, $6.46 and $5.65 for the years 2002, 2001 and 2000, respectively.

On July 19, 2002, the Company’s Board of Directors authorized the repricing of employee options to purchase 2,610,110 shares of common stock from an exercise price ranging between $1.44 and $12.17 per share to an exercise price of $1.37 per share, which represented the fair market value of our common stock on the date of the repricing. These options are subject to variable plan accounting, as defined in FASB Interpretation No. 44. There were no charges required during 2002 related to fluctuations in our stock price. As of December 31, 2002, options to purchase 2,141,060 shares of common stock are outstanding and subject to variable plan accounting.

Note I—Income Taxes

During 2000, the Company determined that the carrying value of deferred tax assets may not be realized and accordingly increased the valuation allowance at December 31, 2000 to fully reserve the asset.

At December 31, 2002 and December 31, 2001, the Company has net deferred tax assets as follows:

	December 31,
	2002	2001
Accounts receivable reserve	$287,000	$42,000
Inventory costs	1,108,000	739,000
Reserve on other assets	136,000	102,000
Deferred revenue	99,000	165,000
Accrued expenses	148,000	35,000
Impairment of goodwill	5,188,000	—
General business tax credits	930,000	818,000
Domestic operating loss carryover	11,593,000	8,627,000
Foreign operating loss carryover	3,512,000	3,177,000

Total deferred tax assets	23,001,000	13,705,000
Valuation allowance	(23,001,000)	(13,705,000)

Net deferred tax assets	$—	$—

The domestic operating loss carryovers, amounting to approximately $39,000,000 expire at various dates through 2022 and the foreign operating loss carryovers amounting to approximately $8,100,000 can be carried

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forward indefinitely. The Company is subject to Internal Revenue Code provisions which limit the domestic net operating loss carryovers available annually. The general business tax credits expire at various dates through 2022.

The United States, foreign, and state components of the tax provision (benefit) are as follows:

	December 31,
	2002	2001	2000
Current:
United States	$(199,734)	$—	$—
Foreign	—	—	8,026
State	—	—	26,826

	(199,734)	—	34,852

Deferred:
United States	—	—	1,781,331
Foreign	—	—	—

	—	—	1,781,331

Provision (benefit) for income taxes	$(199,734)	$—	$1,816,183

At December 31, 2002, the Company’s foreign entities have accumulated deficits. The Company intends its investments in these entities to be permanent.

The following table reconciles the provision for taxes with the expected income tax obligation obtained by applying the United States federal statutory rate to pretax income.

	2002	2001	2000
Loss before income taxes	$(27,371,865)	$(13,216,813)	$(8,159,913)

Expected benefit at statutory rate of 34%	(9,306,000)	(4,494,000)	(2,774,000)
Adjustments due to:
Difference between foreign rate and U.S. statutory rate	10,000	(33,400)	(6,122)
State taxes, net of federal benefit	—	—	17,705
Increase in valuation reserve	9,296,000	4,527,400	4,578,600
Adjustment of prior year tax refunds	(199,734)	—	—

Provision (benefit) for income taxes	$(199,734)	$—	$1,816,183

Of the above loss before income taxes, approximately ($27,800,000), ($11,200,000) and ($6,438,000) was attributable to domestic operations and the balance due to foreign operations in 2002, 2001 and 2000, respectively.

Note J—Legal Proceedings

In December 2001, Marketlink Technologies, LLC filed a civil action against the Company in the Circuit Court for Oakland County, Michigan, alleging that the Company owed them a $156,000 termination payment under the terms of a manufacturers representative agreement that the Company terminated for cause in

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 2001 because of Marketlink’s inability to sell the Company’s products and perform the services required by the agreement. In January 2002, the Company filed counterclaims against Marketlink in this matter, including a claim for breach of contract. The Company believes that Marketlink’s claims are without merit and denies all allegations. Further, the Company intends to vigorously defend this action. The discovery phase has recently been concluded and a trial date has been scheduled in August 2003. We are unable to predict any outcome concerning this matter but we do not believe that costs and expenses associated with defending this claim will have a material effect on our business, operating results or financial condition.

During March 2001 we filed legal actions against Hitachi Data Systems Limited in the United Kingdom for infringement of two of the European patents in our intellectual property portfolio. Hitachi filed a counter claim against the Company alleging that these two patents were invalid. The trial was completed in July 2002 and in August 2002 the Judge ruled that neither of our patents was shown to be valid in the United Kingdom or infringed by Hitachi. On October 17, 2002, the judgment for the defendant, Hitachi, on their counterclaim was entered and our European Patent (UK) 0,294,287 (‘287) and European Patent (UK) 0,539,494 were revoked. The Order for the revocation of the ‘287 Patent was stayed pending appeal and we were granted permission to appeal the judgment so far as it concerns the ‘287 Patent. It was also ordered by consent of the parties that there be no order as to costs. On October 31, 2002 we filed an appeal with the Court of Appeal seeking that the judgment with respect to the ‘287 Patent be set aside and that the Court of Appeal find that the claims of the ‘287 Patent are valid, that Hitachi infringes the claims of the patent and that there be a certificate of contested validity in respect of the claims of the ‘287 Patent. The Court of Appeal is scheduled to hear our appeal on June 24, 2003.

During October 2002, we entered into a Settlement Agreement and License with Hitachi under which Hitachi agrees not to oppose our appeal of the judgment discussed above and not to seek recovery of litigation costs. In return, we granted Hitachi a non-exclusive, fully paid up, perpetual license to sell or distribute products that may be subject to claims of our patents. In addition, Hitachi may be required to pay us license fees contingent upon the results of our appeal. If the appeal as to validity of our patent is successful, a license fee of $1 million dollars will be due under the agreement with Hitachi. Further, if the appeal as to infringement is successful, an additional license fee of $1.4 million dollars will be due under the agreement with Hitachi.

In October 2001, we filed a patent infringement action in the United States District Court for the Northern District of Texas against Veritas Software Corporation and Veritas Software Global Corporation alleging that certain Veritas Software Corporation storage products infringe Storage Computer’s intellectual property patent number U.S. 5,893,919 entitled “Apparatus and Method for Storing Data with Selectable Data Protection Using Mirroring and Selectable Parity Inhibition.” In February 2002, we filed an additional patent infringement action in the United States District Court of the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation alleging that certain Veritas Software Corporation storage products infringe Storage Computer’s intellectual property, specifically U.S. 5,257,367 entitled “Data Storage system with Asynchronous Host Operating System Communication Link”. However, we amended our complaint to dismiss claims arising under this patent in September 2002. In March 2002, we filed a third patent infringement action against Veritas Software Corporation and Veritas Software Global Corporation alleging certain Veritas Software Corporation storage products infringe Storage Computer’s intellectual property patent number U.S. 6,098,128 entitled “Universal Storage Management System.” Our claim is for injunctive relief, damages and legal costs arising from the alleged infringement.

These actions were referred to a court appointed mediator with an initial mediation date in April 2002 and such mediation has continued to the present time without any mutually agreeable basis for settlement having been reach. A trial date has been set in September 2003.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 23, 2002, Veritas asserted a counter claim for patent infringement with respect to patent number U.S. 5,812,753 entitled “ Methods for Initializing or Reconstructing Data Consistency Within an Array of Storage Elements.” We believe that this claim is without merit and intend to vigorously defend this action. No trial date has been set for this matter.

The outcome in the Hitachi and Veritas unresolved patent proceedings cannot possibly be predicted, but the Company intends to vigorously pursue the enforcement of the Company’s intellectual property rights and the Company’s claims in these actions and against other manufacturers whose products the Company believes infringe on the Company’s patents and intellectual property rights. The Company’s failure to successfully enforce their patent rights could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company is involved from time to time in various other minor legal actions in the ordinary course of its business which management believes will not have a material adverse effect on its business, operating results or financial position.

Note K—Convertible Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock, $.001 par value. During 2000 the Board of Directors authorized the designation and issuance of three series of convertible preferred stock (“Series A”, “Series B” and “Series C”). In August 2001 the Board of Directors authorized the designation and issuance of Series E convertible preferred stock (Series E). Series A, B, and C rank prior to other capital stock of the Company and pari passu with each other. Series E ranks prior to other capital stock of the Company but junior to Series A, B and C. The holders of preferred stock have no voting rights except as provided by the laws of the State of Delaware. Generally, as long as preferred shares are outstanding, the Company must obtain approval by vote or consent of the preferred shareholders to alter or change the rights, preferences or privileges of the preferred stock, to increase the authorized number of shares of each preferred stock class, or to create any new class or series of capital stock having a preference over the preferred stock.

Series E Convertible Preferred Stock

In August 2001, Series E was designated to consist of 5,000 shares with a stated value of $1,000 per share and the Company issued 5,000 shares. There are no dividends or premium amounts associated with Series E. The Series E shares are convertible into common shares of the Company at a fixed conversion price of $6.48. On the third anniversary date of issue, the Company must convert any remaining outstanding shares into common stock of the Company at $6.48 per share. The Company does not have the right to redeem the Series E shares.

In connection with the issuance of the Series E, the Company issued warrants to purchase 771,605 shares of common stock. The warrants are exercisable at any time at an exercise price of $10.80 per share. The value assigned to the warrants was approximately $2,804,000. In addition, the Company recorded a beneficial conversion feature on the Preferred Stock of $3,112,672.

All remaining shares of the Series E Convertible Preferred stock were converted into common shares during 2002.

Series A, B and C 8% Redeemable Convertible Preferred Stock

Series A was designated in April and amended in August of 2000 to consist of 90,000 shares with a stated value of $100 per share, Series B was designated in September 2000 to consist of 20,000 shares with the same

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the event of any liquidation, dissolution or winding-up of the affairs of the Company, the holders of Series A and B will be entitled to a liquidation preference equal to 130% of the stated value of the shares then outstanding plus any accrued and unpaid dividends. The liquidation preference for Series C is the stated value of the shares then outstanding plus an amount equal to 8% per annum of such stated value from the issue date to the event of the liquidation (“premium amount”). In the event of a reorganization, merger; sale, transfer or disposition of substantially all of the assets of the Company; or a change in more than 50% of the voting power of the Company, the holders will be entitled to the greater of the liquidation preference described above or consideration equivalent to that which would be received by a common shareholder for the shares into which the preferred shareholder could convert the then outstanding preferred shares. The liquidation value of Series A and C Preferred Stock at December 31, 2002 was $1,300,000 and $281,250, respectively.

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

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2002 all of the remaining 10,000 unconverted shares of the Series A preferred stock are owned by our Chief Executive Officer and principal stockholder. In addition, during January 2003, an entity controlled by our Chief Executive Officer acquired from the original outside investor the remaining 225 unconverted shares of the Series C convertible preferred stock, and all of the outstanding warrants to purchase additional shares of common stock issued in connection with our Series C and Series E convertible preferred stock.

Redeemable Convertible Preferred Stock Transactions

Redeemable Convertible preferred stock transaction during the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

	Shares	Series A	Series B	Series C	Total
Proceeds from issuance of shares of 8% convertible preferred stock:
Issued in April and May 2000	60,000	$5,746,800			$5,746,800
Issued in August 2000	20,000	1,852,500			1,852,500
Issued in September 2000	20,000		$1,865,000		1,865,000
Issued in October 2000	12,000			$11,630,700	11,630,700

	112,000	7,599,300	1,865,000	11,630,700	21,095,000
Allocation of fair value to warrants using the Black-Scholes option-pricing model		(2,183,300)	(1,342,000)	(2,006,000)	(5,531,300)
Beneficial conversion feature at commitment date charged to preferred stock (excludes $6,314,923 applicable to Series C charged directly to accumulated deficit)		(5,416,000)	(523,000)		(5,939,000)
Amortization of beneficial conversion feature, warrants and other costs charged to accumulated deficit		3,420,833	500,000	131,961	4,052,794
Carrying value of preferred stock converted to common shares during the year	(36,000)	(1,095,833)	(25,000)		(1,120,833)

Balance of convertible preferred stock outstanding at December 31, 2000	76,000	2,325,000	475,000	9,756,661	12,556,661
Amortization of beneficial conversion feature, warrants and other costs charged to accumulated deficit		933,333	441,666	738,712	2,113,711
Carrying value of preferred stock converted to common shares during the year	(45,900)	(1,791,666)	(333,333)	(7,770,358)	(9,895,357)
Redemption of preferred stock for cash	(17,000)	(466,667)	(583,333)		(1,050,000)

Balance of convertible preferred stock outstanding at December 31, 2001	13,100	1,000,000	—	2,725,015	3,725,015
Amortization of beneficial conversion feature, warrants and other costs charged to accumulated deficit				137,461	137,461
Carrying value of preferred stock converted to common shares during the year	(2,875)			(2,649,858)	(2,649,858)

Balance of convertible preferred stock outstanding at December 31, 2002	10,225	$1,000,000	$—	$212,618	$1,212,618

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the convertible preferred shares were issued in placements to private investors including the Chief Executive Officer of the Company in transactions that were exempt under Section 4(2) of the Securities Act of 1933. The Company has registered for resale the common stock underlying the preferred shares, related dividends, premium amounts and warrants. In connection with these private placements, the Company paid investment banking fees, legal and accounting fees, registration and other costs totaling $169,783 in 2001 and $1,175,450 in 2000 and in 2000 issued 86,000 warrants to investment bankers to purchase common stock exercisable for three years at prices ranging from $8.66 to $21.71 per share. Warrants, exercisable for three years, for 771,605 shares in 2001 and 753,132 in 2000 were issued to the private investors at prices ranging from $8.66 to $21.71 per share. Warrant exercise prices approximated the market price of the Company’s common stock on the commitment date of each transaction. Warrants for 132,000 shares were exercised in the year ended December 31, 2000. As of December 31, 2002, 2001 and 2000, exercisable warrants for the purchase of 1,810,845 shares, 1,528,737 shares and 889,132 shares were outstanding, respectively. During 2001, the Company redeemed 17,000 shares of preferred stock at a premium of $1,093,983.

Note L—Business Segment Information

The Company’s operations are conducted in one business segment: the design, manufacture and sale of high-performance scalable data storage, maintenance services and, beginning in 2001, license fees. Revenues and long-lived assets by geographic area are summarized as follows:

	United States	Europe	Eliminations	Consolidated
2002:
Domestic	$4,467,505	$505,779	$(19,619)	$4,953,665
Export	393,884	24,058	—	417,942
Exports to affiliates	(617,032)	—	617,535	503

Total revenues	4,244,357	529,837	597,916	5,372,110

Long-lived assets	$16,095,681	$—	$(11,340,700)	$4,754,981

2001:
Domestic	$7,030,643	$976,527	$—	$8,007,170
Export	761,047	261,089	—	1,022,136
Exports to affiliates	622,620	—	(604,299)	18,321

Total revenues	$8,414,310	$1,237,616	$(604,299)	$9,047,627

Long-lived assets	$26,207,641	$71,740	$(4,808,845)	$21,470,536

2000:
Domestic	$3,607,464	$1,347,162	$—	$4,954,626
Export	992,678	119,789	—	1,112,467
Exports to affiliates	840,160	—	(401,625)	438,535

Total revenues	$5,440,302	$1,466,951	$(401,625)	$6,505,628

Long-lived assets	$28,608,987	$243,511	$(4,149,715)	$24,702,783

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Export sales from the United States are summarized as follows:

	2002	2001	2000
Far East	$394,387	$947,285	$1,416,468
Europe		436,382	415,530
Other	—	—	840

	$394,387	$1,383,667	$1,832,838

For the year ended December 31, 2001 product sales to one customer were in excess of 10% of revenues and amounted to $1,350,000. In addition, license fees received from one licensee during the year ended December 31, 2002 and from one licensee during the year ended December 31, 2001, each represented in excess of 10% of total consolidated revenues.

Note M—Quarterly Financial Results (Unaudited)

Summarized quarterly results of operations for the two years ended December 31, 2002 and 2001 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2002
Revenues	$766,003	$586,993	$618,731	$3,400,383
Operating income (loss)	(3,712,807)	(4,030,984)	(20,671,370)	819,085
Net income (loss)	(3,665,205)	(4,081,771)	(20,404,876)	979,721
Net income (loss) applicable to common stockholders	(3,922,249)	(4,339,726)	(20,488,114)	942,286
Basic and diluted income (loss) per share applicable to common stockholders	$(.20)	$(.22)	$(.97)	$.04

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2001
Revenues	$2,3059,362	$950,913	$2,176,028	$3,861,324
Operating loss	(2,641,917)	(4,077,592)	(3,558,731)	(3,216,028)
Net loss	(2,418,632)	(4,010,443)	(3,669,872)	(3,117,866)
Net loss applicable to common stockholders	(4,007,999)	(5,916,279)	(7,349,315)	(3,652,881)
Basic and diluted loss per share applicable to common stockholders	$(.26)	$(.37)	$(.47)	$(.19)

The above includes the following items in various quarters. The third quarter 2002 includes an increase in inventory reserves of approximately $2,000,000, an increase in reserve for allowance for doubtful accounts of approximately $800,000, a charge for impairment of goodwill in the amount of $14,281,336 and a charge for impairment of identifiable intangible assets in the amount of $976,099. The fourth quarter 2002 includes revenues from license fees of $3,000,000. The fourth quarter 2002 reflects an adjustment to the inventory reserve recorded in the third quarter of 2002 of approximately $400,000, reducing the reserve amount to $1,645,000 at December 31, 2002. The fourth quarter 2001 includes revenues from license fees of $2,500,000 and an increase in inventory reserves of $1,000,000 related to discontinued products.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The third quarter of 2002 reflects a restatement of the amounts previously reported for the third quarter related to the recognition of an impairment loss related to goodwill and other identified intangible assets and our third quarter 10-Q for 2002 will be amended.

Note N—Valuation and Qualifying Accounts

Changes in the accounts receivable and inventory reserves were as follows:

	Accounts Receivable	Inventory
Balance at December 31, 1999	$607,599	$572,753
Additions charged (recoveries credited) to costs and expenses	(119,626)	2,944,598
Amounts used during year	(315,736)	(738,237)

Balance at December 31, 2000	172,237	2,779,114
Additions charged to assets and expenses	35,391	1,000,000
Amounts used during year	(10,350)	(1,301,801)

Balance at December 31, 2001	197,278	2,477,313
Additions charged to assets and expenses	805,944	1,645,010
Amounts used during year	(51,366)	(897,323)

Balance at December 31, 2002	$951,856	$3,225,000

Note O—Subsequent Event

During January 2003, an entity controlled by our Chief Executive Officer and principal stockholder acquired from the original outside investor the remaining 225 unconverted shares of the Series C convertible preferred stock, and all of the outstanding warrants to purchase additional shares of common stock that were issued in connection with our Series C and Series E convertible preferred stock.