Form 10-Q/A
period 2002-09-30
STORAGE COMPUTER CORP
filed 2003-04-11
CIK 933452

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

The undersigned Registrant hereby amends Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 to revise the amounts previously reported to reflect an impairment charge for goodwill of $14,281,336 and an impairment charge of $976,099 for other identifiable intangible assets.

PART I — FINANCIAL INFORMATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

Storage Computer Corporation

Consolidated Balance Sheets

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001
	(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$2,031,761	$5,627,855
Accounts receivable, net	163,662	1,644,366
Inventories	1,961,846	3,811,658
Due from officers and directors	131,505	356,269
Other current assets	242,717	799,530

Total current assets	4,531,491	12,239,678
Property and equipment, net	591,765	828,817
Goodwill, net	2,692,611	16,973,947
Other intangibles, net	1,669,057	3,272,870
Other assets	101,903	394,902

Total assets	$9,586,827	$33,710,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$430,453	$802,015
Accrued expenses	2,374,486	1,533,689
Deferred revenue	299,664	492,987
Current maturities of long-term debt	1,207,231	285,254

Total current liabilities	4,311,834	3,113,945

Long-term debt, less current maturities	—	328,184

Commitments and contingencies
Redeemable convertible preferred stock	1,719,596	3,725,015

Stockholders’ equity:
Preferred stock	—	1,178,319
Common stock	22,427	19,135
Additional paid-in capital	82,939,142	76,001,699
Accumulated deficit	(79,406,172)	(50,656,083)

Total stockholders’ equity	3,555,397	26,543,070

Total liabilities and stockholders’ equity	$9,586,827	$33,710,214

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Statements of Consolidated Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues:
Products and services	$618,731	$2,176,028	$1,971,728	$5,186,303
License fees	—	—	—	—

Total Revenues	$618,731	$2,176,028	$1,971,728	$5,186,303

Costs and expenses:
Cost of products and services	2,615,045	1,524,368	3,935,185	3,860,888
Cost of license fees, primarily legal fees	623,039	417,919	2,608,116	748,526
Research and development	570,014	884,252	2,456,143	3,221,015
Sales and marketing	545,916	1,364,027	2,489,103	3,176,607
General and administrative	1,484,831	836,259	3,013,192	2,333,705
Amortization of intangibles	193,821	707,934	627,714	2,123,802
Impairment of identifiable intangible assets	976,099	—	976,099	—
Impairment of goodwill	14,281,336	—	14,281,336	—

Total costs and expenses	21,290,101	5,734,759	30,386,888	15,464,543

Operating loss	(20,671,370)	(3,558,731)	(28,415,160)	(10,278,240)

Other income (expense):
Interest income (expense), net	62,755	69,671	43,301	258,339
Other income (expense)	4,005	(180,812)	20,274	(77,832)

Total	66,760	(111,141)	63,575	180,507

Loss before income taxes	(20,604,610)	(3,669,872)	(28,351,585)	(10,097,733)
Provision (credit) for income taxes	(199,734)	—	(199,734)	1,214

Net loss	(20,404,876)	(3,669,872)	(28,151,851)	(10,098,947)

Dividends on preferred stock including amortization of the beneficial conversion features	(83,238)	(3,679,443)	(598,238)	(6,080,663)

Net loss applicable to common stockholders	$(20,488,114)	$(7,349,315)	$(28,750,089)	$(16,179,610)

Loss applicable to common stockholders per basic and dilutive share	$(.97)	$(.47)	$(1.44)	$(1.03)

Basic and dilutive shares	21,076,206	15,785,925	19,947,967	15,658,455

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	SEPTEMBER 30, 2002	SEPTEMBER 30, 2001
Cash flows from operating activities:
Net loss	$(28,151,851)	$(10,098,947)
Reconciliation to operating cash flows:
Depreciation and amortization of property and equipment	376,493	408,113
Amortization of goodwill	—	1,403,586
Amortization of other intangibles	627,714	720,216
Impairment of identifiable intangible assets	976,099	—
Impairment of goodwill	14,281,336	—
Provision for restructuring costs	2,060,384	—
Provision for bad debts	835,183	(5,161)
Stock issued to 401(k) plan	62,328	42,707

Changes in operating assets and liabilities:
Accounts receivable	645,521	(441,485)
Inventories	(364,936)	(54,443)
Due from officers and directors	996,429	(1,584,360)
Other current assets	556,813	119,877
Accounts payable and accrued expenses	469,567	(662,152)

Net cash used in operations	(6,628,920)	(10,152,049)

Cash flows from investing activities:
Capital expenditures	(54,986)	(221,287)
Other assets	292,999	138,243
CyberStorage acquisition cost adjustments	—	238,885

Net cash provided by (used in) investing activities	238,013	155,841

Cash flows from financing activities:
Reduction of long-term debt	(177,872)	(260,324)
Net proceeds from issuance of common stock for stock options	239,156	27,649
Sale of common stock to investors, net of costs	2,663,619	—
Issuance of preferred stock	—	4,830,217
Redemption of preferred stock	—	(2,130,548)

Net cash provided by (used in) financing activities	2,724,903	2,466,994

Effect of exchange rate changes on cash	69,910	(9,840)

Net decrease in cash and cash equivalents	(3,596,094)	(7,539,054)
Cash and cash equivalents–beginning of period	5,627,855	14,852,259

Cash and cash equivalents–end of period	$2,031,761	$7,313,205

Supplemental cash flow information:

Cash payments of interest	$41,503	$112,615

Cash (received) paid for income taxes	$(199,734)	$1,214

Preferred stock dividends paid in common stock	$414,178	$300,492

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

Note B – Stockholders’ Equity

A summary of changes in stockholders’ equity for the nine months ended September 30, 2002 follows:

	Preferred Stock		Common Stock
	Shares	Carrying Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2001	2,500	$1,178,319	19,134,773	$19,135	$76,001,699	$(50,656,083)	$26,543,070
Exercise of stock options and deferred compensation stock purchases			178,878	178	238,978		239,156
Stock issued to 401(k) plan			12,556	13	62,315		62,328
Sale of common stock to institutional investors, net of costs			600,000	600	2,663,019		2,663,619
Amortization of beneficial conversion feature of preferred stock		1,321,681			(1,263,543)	(377,718)	(319,580)
Dividends on preferred stock, including dividends paid on conversion of redeemable convertible preferred stock			293,754	294	413,881	(220,520)	193,655
Conversion of redeemable convertible preferred stock into common shares	(2,500)	(2,500,000)	2,206,796	2,207	4,822,793		2,325,000
Net loss						(28,151,851)	(28,151,851)

Balance—September 30, 2002	—	$—	22,426,757	$22,427	$82,939,142	$(79,406,172)	$3,555,397

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

The effect on 2001 reported net loss and loss per share excluding goodwill amortization is as follows:

	Three months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
Net loss applicable to common stockholders as reported	$(20,488,114)	$(7,349,315)	$(28,750,089)	$(16,179,610)

Goodwill amortization		467,862		1,403,586

Adjusted net loss applicable to common stockholders excluding amortization of goodwill in 2001	$(20,488,114)	$(6,881,453)	$(28,750,089)	$(14,776,024)

Loss applicable to common stockholders per basic and dilutive share as reported	$(.97)	$(.47)	$(1.44)	$(1.03)

Goodwill amortization		.03		.09

Adjusted loss excluding amortization of goodwill in 2001 per basic and dilutive share	$(.97)	$(.44)	$(1.44)	$(.94)

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

Note D – Subsequent Events

In October 2002, the Company entered into a Settlement Agreement and License with Hitachi, Ltd. as further described in Part II, Item 1. Legal Proceedings. Under the terms of this agreement, Hitachi cancelled the bank guarantee that we provided as security for costs in the litigation and the restricted cash deposit that provided the security for the bank guarantee was released. The restricted cash deposit that was classified as a non-current asset at June 30, 2002 has been reclassified to cash at September 30, 2002.

In November 2002, we entered into a non-exclusive patent license agreement and received a $3 million one-time royalty payment for a fully paid up, worldwide, non-exclusive perpetual license for all of the licensee’s products that may be subject to any claim in any of our patents.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

Forward-looking Statements

The Private Securities Litigation Reform Act of 1996 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by us or statements made by our directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties. any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products; the rate of growth in the industries of our products; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; risks associated with sales in foreign countries; our ability to successfully expand our operations and obtain acceptible financing for our operations; set forth in this Item 2 under the heading “Factors That May Affect Future Results.”

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

OUR BUSINESS MAY SUFFER IF WE CANNOT PROTECT OUR INTELLECTUAL PROPERTY

We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented. See, for example, the recent ruling in the United Kingdom with respect to our claims against Hitachi Data Systems Limited described under Part II, Item 1. Legal Proceedings. In addition, the laws of certain countries do not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, we cannot assure you that we will be able to adequately protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position. Further, we cannot assure you we will be able to obtain licenses to any technology that we may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

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

In October 2001, we filed a patent infringement action in the United States District Court for the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation, alleging that certain Veritas Software Corporation storage products infringe Storage Computer’s intellectual property patent number U.S. 5,893,919 entitled “Apparatus and Method for Storing Data with Selectable Data Protection Using Mirroring and Selectable Parity Inhibition.” In February 2002, we filed an additional patent infringement action in the United States District Court of the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation alleging that certain Veritas Software Corporation storage products infringe Storage Computer’s intellectual property, specifically U.S. 5,257,367 entitled “Data Storage system with Asynchronous Host Operating System Communication Link.” However, we amended our complaint to dismiss claims arising under this patent in September 2002. These actions were referred to a court appointed mediator with a mediation date in late April 2002 and such mediation has been continued to a mutually agreeable time and place, sometime in the fourth quarter of 2002. In March 2002, we filed a third patent infringement action against Veritas Software Corporation and Veritas Software Global Corporation alleging certain Veritas Software Corporation storage products infringe Storage Computer’s intellectual property patent number U.S. 6,098,128 entitled “Universal Storage Management System.” The Storage Computer claim is for injunctive relief, damages and legal costs arising from the alleged infringement. A trial date has been set for September 8, 2003. On October 23, 2002, a claim construction hearing with respect to the patents at issue was held and we are currently awaiting the Court’s decision with respect thereto. On September 23, 2002, Veritas asserted a counter claim for patent infringement with respect to patent number U.S. 5,812,753 entitled “Methods for Initializing or Reconstructing Data Consistency Within an Array of Storage Elements.” We believe that this claim is without merit and intend to vigorously defend this action.

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

STORAGE COMPUTER CORPORATION

Registrant

/s/    PETER N. HOOD

Peter N. Hood

Chief Financial Officer

Date:    April 11, 2003

CERTIFICATION

I, Theodore J. Goodlander, certify that:

1.	I have reviewed this quarterly reporton Form 10-Q/A of Storage Computer Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly reportis being prepared;

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

Date:    April 11, 2003

/s/    Theodore J. Goodlander

Theodore J. Goodlander

Chief Executive Officer

CERTIFICATION

I, Peter N. Hood, certify that:

1.	I have reviewed this quarterly reporton Form 10-Q/A of Storage Computer Corporation,

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

Date:    April 11, 2003

/s/    Peter N. Hood

Peter N. Hood

Chief Financial Officer