Form 10-K/A
period 2002-12-31
STORAGE COMPUTER CORP
filed 2003-04-30
CIK 933452

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $71,814,113 as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter. On April 28, 2003 there were issued and outstanding 36,113,096 shares of the registrant’s common stock, with a par value of $0.001.

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

Explanatory Note

The registrant is filing this Amendment No.1 to its Annual report on Form 10-K for the fiscal year ended December 31, 2002 solely for the purpose of providing information required by Part III of Form 10-K.

STORAGE COMPUTER CORPORATION

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

THEODORE J. GOODLANDER

Director since August 1991

Mr. Goodlander, 59, founded the Company and has been Chairman of the Board of Directors and Chief Executive Officer since the Company’s inception. Mr. Goodlander served as the Company’s President from its inception until May 8, 2000 and, in August 2000, he reassumed the office of President. Mr. Goodlander served as President of Cab-Tek, Inc., a computer accessories manufacturing company, from 1981 to 1991. From 1978 to 1981, he was a private investor, and from 1968 to 1978 Mr. Goodlander held various management positions at Wang Laboratories, Inc., including Vice President International and Far East Marketing Manager. Mr. Goodlander attended Syracuse University and is a graduate of the Program for Management Development at Harvard Business School.

STEVEN CHEN

Director since May 1996

Mr. Chen, 57, has been the Chairman and Chief Executive Officer of Tonbu, Inc. since 1999. During 1996 and 1997, Mr. Chen was the Executive Vice President and Chief Technology Officer of Sequent Computer Systems, Inc. Prior to 1996, Mr. Chen was the founder and Senior Vice President of Chen Systems, Inc., a high performance computer server manufacturer, which was acquired by Sequent Computer Systems, Inc. in 1996. Prior to that, Mr. Chen founded Supercomputing Systems, Inc., with partial funding from IBM. He had previously been Senior Vice President of Cray Research, with responsibility for development of the Cray XMP and YMP Supercomputers.

EDWARD A. GARDNER

Director since May 2000

Mr. Gardner, 56, served as the Company’s President from May 8, 2000 until his resignation in August 2002, when he returned to serve as Chief Executive Officer and a director of Hampshire Hospitality Holdings, Inc., a company that owns and operates businesses in the hospitality and tourism industry. Mr. Gardner also was the Chief Executive Officer of Hampshire Hospitality Holdings, Inc. from 1992 to 2000. From 1983 to 1992, Mr. Gardner held various positions, including president, of a national industrial gas and welding supply company. Previously, he served as controller for Fidelity Management and Research Company and was a certified public accountant while at the accounting firm of Deloitte and Touche (formerly Haskins and Sells).

ROGER E. GAULD

Director since May 2000

Mr. Gauld, 56, has been a director and Chief Financial Officer of Hampshire Holdings, Inc. since 1995. Mr. Gauld was previously co-founder and Chief Financial Officer of several manufacturing and distribution firms. From 1993 to 1995, he was Chief Financial Officer of Phoenix Custom Molders, Inc. Earlier, he was founder and President of The Phoenix Consulting Group, Inc., which specialized in financial planning and controls, risk management, data processing, mergers and acquisitions. In addition, he is a certified public accountant, served as an audit manager with Ernst & Young (formerly Arthur Young) and was an officer in the U.S. Army for four years.

THOMAS A. WOOTERS

Director since July 2001

Mr. Wooters, 62, has practiced law with the firm of Sullivan & Worcester LLP in Boston, MA since June 1999. Prior to that, he was with the firm of Peabody & Arnold LLP in Boston, MA for more than five years. He has practiced law for more than 35 years, representing public and private companies and investors in such companies in a range of businesses including software, computer subsystems, biotechnology, communications and leading edge metallurgy.

Other Executive Officers

Peter N. Hood, 62, has been the Company’s Chief Financial Officer since May 16, 2000. Mr. Hood was previously owner and Chief Executive Officer of Phoenix Custom Molders, Inc., a custom manufacturer of plastic parts from 1993 to 2000. He was also co-founder and Vice President of Phoenix Distributors, Inc., a business involved in consolidating independent distributors of industrial, gas and welding supplies from 1985 to 1993. From 1965 to 1985, he was with the accounting firm of Ernst & Young, becoming a partner in 1976.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended. requires directors, executive officers and persons who beneficially own more than 10% of the outstanding common stock of the Company to file with the Securities and Exchange Commission and the American Stock Exchange initial reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to the Company. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company or written representations from certain persons that no reports were required for those persons, the Company believes that during the fiscal year ended December 31, 2002 all Section 16(a) filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were satisfied.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid or accrued by the Company for services rendered to the Company in all capacities for the fiscal years ended on the last day of December for 2002, 2001 and 2000, respectively, by its Chief Executive Officer and each of the Company’s other executive officers whose total salary and bonus exceeded $100,000 during such year (collectively, the “Named Executive Officers”):

		Annual Compensation				Long Term Compensation
Name and Principal Position	Fiscal Year (1)	Salary $		Bonus $		Awards Securities Underlying Stock Options (#)		All Other Compensation ($)(2)
Theodore J. Goodlander, Chief Executive Officer and President (President as of August 28, 2002)	2002	$131,260		—		—		—
	2001	$200,000		—		—		—
	2000	$75,000		—		—		—
Peter N. Hood, Chief Financial Officer (as of May 8, 2000)	2002	$130,000	(3)	$8,270	(3)	—		—
	2001	$130,000		—				—
	2000	$62,500	(3)	—		100,000	(3)	—

(1)	The Company’s fiscal year ends on the last day of December.
(2)	In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of prerequisites and other personal benefits has been omitted because such prerequisites and other personal benefits constituted less than the lesser of $50,000 or ten percent of the total annual salary and bonus reported for the executive officer during the fiscal year ended December 31, 2002.
(3)	The amount of compensation shown reflects a partial year in 2000. The bonus amount in 2002 was accrued in connection with Mr. Hood’s participation in the Company’s 2002 Short-Term Deferred Compensation Plan under which salary of $29,792 and bonus of $8,270 were accrued and deferred at December 31, 2002. Under the terms of the plan, such deferred amounts may be paid in cash or 165,479 shares of the Company’s common stock, at Mr. Hood’s election. As of May 8, 2000, Mr. Hood was granted options to purchase 30,000 shares of the Company’s common stock at $6.625 per share. Additionally, Mr. Hood was granted 70,000 options to purchase shares at $4.00 per share in December, 2000. Mr. Hood’s options were repriced to $1.37 per share in July 2002.

Option/SAR Grants in Last Fiscal Year

The Company did not grant any stock options or stock appreciation rights to any of the Named Executive Officers during fiscal year 2002.

Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

	Number Of Securities Underlying Unexercised Options At Year-End(1)		Value Of Unexercised In-The-Money Options At Year-End(2)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Theodore J. Goodlander	0	0	0	0
Peter N. Hood(3)	50,000	50,000	0	0

(1)	No options were exercised during the year ended December 31, 2002 by the Named Executive Officers.
(2)	Based on the difference between closing price of the underlying shares of common stock on December 31, 2002 as reported by the American Stock Exchange ($0.23) and various option exercise prices.

(3)	Mr. Hood was granted 30,000 options to purchase shares of the Company’s common stock in May, 2000, exercisable at $6.625 per share and was granted 70,000 options to purchase shares of the Company’s common stock in December 2000, exercisable at $4.00 per share. Mr. Hoods’s options were repriced to $1.37 per share in July 2002.

Compensation of Directors

Members of the Board of Directors do not receive any cash compensation for their service on the Board of Directors but are entitled to reimbursement of expenses related to attending Board of Directors meetings. The Company has compensated its directors who are not employees through the grant of stock options. Upon initial appointment, each of Messrs. Chen, Gardner, Gauld and Wooters, was granted an option to purchase 30,000 shares of common stock at the fair market value on the date of grant. Directors who are employees of the Company are not paid any additional compensation for serving as directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (1)
Equity compensation plans approved by security holders:
1999 Stock Incentive Plan	995,200	$1.32	0

Equity compensation plans not approved by security holders:
1994 Amended and Restated Stock Incentive Plan(2)	1,486,510	$2.26	327,193
2000 Stock Option Plan(3)	19,000	$0.05	0
2002 Amended and Restated Short-Term Deferred Compensation Plan(4)	2,123,107	$0.23	0

(1)	Information is as of the most recently completed fiscal year ended December 31, 2002.
(2)	The 1994 Amended and Restated Stock Incentive Plan is intended to promote the long-term interests of the Company by providing directors, officers, other employees and consultants of the Company with an additional incentive arising from capital stock ownership to promote the financial success of, and to provide future services to, the Company. Options granted under this plan are for a ten-year term, granted at the fair market value on the date of grant and vest over a four year period.
(3)	The 2002 Stock Option Plan was adopted to replace certain options that were outstanding to employees and consultants of CyberStorage Systems Corporation, acquired by the Company in September 2000. No further options will be granted under this plan. Options granted under this plan have a five year term, are granted at the fair market value on the date of grant and vest over a four year period.

(4)	The Amended and Restated Short-Term Deferred Compensation Plan was entered into as of July 15, 2002. Under this plan, participants had the option of electing to defer a portion of their compensation until January 15, 2002. Between January 15, 2003 and December 31, 2003, participants may elect to receive their deferred compensation in either cash or shares of the Company’s common stock at $0.23 per share.

Security Ownership of Certain Beneficial Owners

The following table lists certain information regarding the beneficial ownership of the Company’s common stock, par value $0.001 per share as of April 28, 2003 by those persons known to the Company to be beneficial owners of more than five percent of the outstanding shares of common stock.

	Shares of Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares		Percent
Theodore J. Goodlander	15,442,242	(1)	41.64%
c/o Storage Computer Corporation 11 Riverside Street
Nashua, New Hampshire 03062

Jeanne McCready, Trustee	2,467,500	(2)	6.83%
c/o Storage Computer Corporation
11 Riverside Street
Nashua, New Hampshire 03062

(1)	On January 8, 2003 Mr. Goodlander, through Kristiania Corp., a corporation that he controls, acquired all of the outstanding shares of the Company’s Series C convertible preferred stock and warrants to purchase 186,989 shares of common stock and 787,856 shares of common stock at $21.03 per share and $10.58 per share, respectively, from the original investor in the Company’s Series C and Series E convertible preferred stock. On January 15, 2003 Mr. Goodlander converted all of the remaining outstanding shares of the Company’s Series A and Series C convertible preferred stock to 9,992,441 shares of common stock, which shares are included in the table above. Includes 974,845 shares of common stock issuable upon exercise of the warrants described above that are currently exercisable. Does not include 3,263,587 shares of common stock held by the Goodlander children’s trusts established for the exclusive benefit of Mr. Goodlander’s children, and as to which Mr. Goodlander exercises no voting or dispositive control and disclaims beneficial ownership.
(2)	Jeanne McCready is the Trustee of three separate trusts established for each of the following of Mr. Goodlander’s minor children: Christine Marian Goodlander, Margaret Vivian Goodlander and John Samuel Goodlander.

Security Ownership of Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock by its directors, executive officers and the directors and executive officers as a group. Except as otherwise indicated, all information is as of April 28, 2003.

	Shares of Common Stock Beneficially Owned
Directors and Officers	Number of Shares		Percent
Theodore J. Goodlander	15,442,242	(1)	41.64%
President, Chief Executive Officer and Chairman of the Board of Directors
Steven Chen	30,000	(2)	*
Director
Edward A. Gardner	237,200	(3)	*
Director
Peter N. Hood	244,314	(4)	*
Chief Financial Officer
Roger E. Gauld,	30,500	(5)	*
Director (Chairman Audit Committee)
Thomas A. Wooters	11,528	(6)	*
Director
All directors and executive officers as a group (7 persons)	15,995,784	(7)	42.52%

*	less than 1%.
(1)	On January 8, 2003 Mr. Goodlander, through Kristiania Corp., a corporation that he controls, acquired all of the outstanding shares of the Company’s Series C convertible preferred stock and warrants to purchase 186,989 shares of common stock and 787,856 shares of common stock at $21.03 per share and $10.58 per share, respectively, from the original investor in the Company’s Series C and Series E convertible preferred stock. On January 15, 2003, Mr. Goodlander converted all of the remaining outstanding shares of the Company’s Series A and Series C convertible preferred stock to 9,992,441 shares of common stock, which shares are included in the table above. Includes 974,845 shares of common stock issuable upon exercise of the warrants described above that are currently exercisable. Does not include 3,263,587 shares of common stock held by the Goodlander children’s trusts established for the exclusive benefit of Mr. Goodlander’s children, and as to which Mr. Goodlander exercises no voting or dispositive control and disclaims beneficial ownership.
(2)	Includes 30,000 shares of common stock issuable upon the exercise of options granted under the Company’s 1994 Amended and Restated Stock Incentive Plan that are exercisable or will become exercisable within sixty days.
(3)	Includes 230,000 shares of common stock issuable upon the exercise of options pursuant to the Company’s 1994 and 1999 Amended and Restated Stock Incentive Plans that are exercisable or will become exercisable within sixty days.
(4)	Includes 75,000 shares of common stock issuable upon the exercise of options pursuant to the Company’s 1994 and 1999 Amended and Restated Stock Incentive Plans that are exercisable or will become exercisable within sixty days.
(5)	Includes 22,500 shares of common stock issuable upon the exercise of options pursuant to the Company’s 1994 and 1999 Amended and Restated Stock Incentive Plans that are exercisable or will become exercisable within sixty days.
(6)	Includes 7,500 shares of common stock issuable upon the exercise of options pursuant to the Company’s 1999 Stock Incentive Plan that are exercisable or will become exercisable within sixty days.
(7)	See footnotes (1) through (6) above.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kristiania Corp.    The Company currently leases from Kristiania Corp., as a tenant under a non-cancelable, five year, triple-net lease that was entered into as of December 1, 2000, a 35,000 sq. ft. facility that is occupied by its light manufacturing, research and development and office operations in Nashua, New Hampshire. Kristiania Corp. is an affiliated entity owned by Mr. Goodlander and Mr. Goodlander’s children. The lease provides for monthly rental payments of $25,000 commencing in January 2001, which lease payments are increased annually based upon changes in the consumer price index. The Company paid annual rentals of $304,655, $300,000 and $226,400 in 2002, 2001 and 2000, respectively.

Related Party Debt.    Since the inception of the Company, Mr. Goodlander has made cash loans to the Company. The aggregate amount owing to Mr. Goodlander, at the end of fiscal years 2002, 2001 and 2000 was $487,899, $810,000 and $810,000, respectively. The debt is unsecured, and $387,899 bears interest at prime plus 1% and $100,000 bears interest at 6% and is convertible into common stock of the Company at $4.00 per share.

In 2001 the Company’s Board of Director’s approved a temporary advance to the Chief Executive Officer of up to $1,750,000 with interest at prime plus 1%. An advance and accrued interest of $1,314,620 was outstanding at December 31, 2001. In January 2002, the advance was repaid in full with $1,000,000 in cash and the remaining balance was offset against the outstanding loans due to Mr. Goodlander from the Company as described above.

The Company had a note payable to John Thonet who resigned his position as a director of the Company on April 30, 2003. The Company settled the amounts due to Mr. Thonet of $177,101 at December 31, 2002 plus accrued interest to April 30, 2003 and the amount due from Mr. Thonet for a stock purchase loan of $44,729 at December 31, 2002 plus accrued interest to April 30, 2003 with a cash payment of $40,000 on April 30, 2003.

Stock Purchase Loans    In August 2001, the Company’s Board of Directors approved the issuance of advances secured by demand notes receivable with interest at prime plus 1% to Messrs. Gauld, Gardner, and Hood, for the purpose of purchasing the Company’s common stock in the public market. Demand notes receivable and accrued interest thereon totaling $88,518 were outstanding at December 31, 2002, with no single executive officer or director having more than $50,000 outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORAGE COMPUTER CORPORATION

By:	/s/ Theodore J. Goodlander
Theodore J. Goodlander Chairman of the Board of Directors, President and CEO (Principal executive officer and duly authorized officer)

CERTIFICATIONS

I, Theodore J. Goodlander, certify that:

1.  I have reviewed this Amendment No. 1 on Form 10-K/A of Storage Computer Corporation, as amended to date;

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

Date:	April 30, 2003	/S/ THEODORE J. GOODLANDER
Name: Theodore J. Goodlander Title: Chief Executive Officer

I, Peter N. Hood, certify that:

1.  I have reviewed this Amendment No. 1 on Form 10-K/A of Storage Computer Corporation, as amended to date;

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

Date:	April 30, 2003	/S/ PETER N. HOOD
Name: Peter N. Hood Title: Chief Financial Officer