Form 10-Q
period 2003-03-31
STORAGE COMPUTER CORP
filed 2003-05-15
CIK 933452

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT APRIL 28, 2003
Common Stock	36,113,096

PART I — FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

Storage Computer Corporation

Consolidated Balance Sheets

	March 31	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,527,229	$2,680,599
Accounts receivable, net	115,687	192,882
Inventories	1,994,770	2,031,679
Due from officers and directors	134,828	133,247
Other current assets	124,861	80,484

Total current assets	3,897,375	5,118,891
Property and equipment, net	476,894	537,313
Goodwill, net	2,692,611	2,692,611
Other intangibles, net of accumulated amortization of $1,498,943 and $1,195,951 in 2003 and 2002, respectively	1,381,057	1,525,057

Total assets	$8,447,937	$9,873,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$302,279	$472,667
Accrued expenses	2,128,702	2,169,952
Deferred revenue	141,248	202,366
Current maturities of long-term debt	665,000	665,000

Total current liabilities	3,237,229	3,509,985

Commitments and contingencies
Redeemable convertible preferred stock	—	1,212,618

Stockholders’ equity:
Preferred stock	—	—
Common stock	36,094	25,752
Additional paid-in capital	84,858,179	83,589,403
Accumulated deficit	(79,683,565)	(78,463,886)

Total stockholders’ equity	5,210,708	5,151,269

Total liabilities and stockholders’ equity	$8,447,937	$9,873,872

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Statements of Consolidated Operations (Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenues:
Products and services	$277,984	$766,003
License fees	—	—

Total Revenues	277,984	766,003

Costs and expenses:
Cost of products and services	247,061	721,700
Cost of license fees, primarily legal fees	259,715	679,114
Research and development	285,909	1,019,669
Sales and marketing	162,191	1,016,726
General and administrative	377,137	801,529
Amortization of intangibles	144,000	240,072

Total costs and expenses	1,476,013	4,478,810

Operating loss	(1,198,029)	(3,712,807)

Other income (expense):
Interest expense, net	(4,480)	(3,257)
Other income	425	50,859

Total other income (expense), net	(4,055)	47,602

Loss before income taxes	(1,202,084)	(3,665,205)
Provision (credit) for income taxes	—	—
Net loss	(1,202,084)	(3,665,205)

Dividends on preferred stock including amortization of the beneficial conversion features	(17,595)	(257,044)

Net loss applicable to common stockholders	$(1,219,679)	$(3,922,249)

Loss applicable to common stockholders per basic and dilutive share	$(0.04)	$(0.20)

Basic and dilutive shares	34,421,825	19,176,260

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net loss	$(1,202,084)	$(3,665,205)
Reconciliation to operating cash flows:
Depreciation and amortization of property and equipment	60,419	124,980
Amortization of other intangibles	144,000	240,072
Stock issued to 401(k) plan	4,244	18,786

Changes in operating assets and liabilities:
Accounts receivable	77,195	286,764
Inventories	36,909	(276,315)
Due from officers and directors	(1,581)	1,000,000
Other current assets	(44,377)	106,816
Accounts payable and accrued expenses	(233,052)	49,355

Net cash used in operations	(1,158,327)	(2,114,747)

Cash flows from investing activities:
Capital expenditures	—	(15,442)
Other assets	—	6,073

Net cash used in investing activities	—	(9,369)

Cash flows from financing activities:
Reduction of long-term debt	—	(72,857)
Net proceeds from issuance of common stock for stock options	4,957	79,078

Net cash provided by financing activities	4,957	6,221

Effect of exchange rate changes on cash	—	(13,767)

Net decrease in cash and cash equivalents	(1,153,370)	(2,131,662)
Cash and cash equivalents-beginning of period	2,680,599	5,627,855

Cash and cash equivalents-end of period	$1,527,229	$3,496,193

Supplemental cash flow information:
Cash payments of interest	$4,367	$16,478
Preferred stock dividends paid in common stock	$44,917	$47,556

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Notes to Consolidated Financial Statements

March 31, 2003

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K (as amended) filed with the Securities and Exchange Commission, containing our financial statements for the fiscal year ended December 31, 2002. In management’s opinion, the accompanying consolidated financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present our consolidated financial position, results of operations and cash flows. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note B – Stockholders’ Equity

A summary of changes in stockholders’ equity for the three months ended March 31, 2003 follows:

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2002	25,751,659	$25,752	$83,589,403	$(78,463,886)	$5,151,269
Deferred compensation stock purchases	10,000	10	4,947		4,957
Stock issued to 401(k) plan	18,454	18	4,226		4,244
Amortization of beneficial conversion feature of preferred stock				(12,382)	(12,382)
Dividends on preferred stock, including dividends paid on conversion of redeemable convertible preferred stock	353,560	354	44,563	(5,213)	39,704
Conversion of redeemable convertible preferred stock into common shares	9,959,697	9,960	1,215,040		1,225,000
Net loss				(1,202,084)	(1,202,084)

Balance-March 31, 2003	36,093,370	$36,094	$84,858,179	$(79,683,565)	$5,210,708

Note C – Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standard Board (“FASB”) issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The adoption of FIN 45 did not have an effect on our financial position or future results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for us for revenue arrangements entered into beginning in the quarter ended September 30, 2003. We have not completed the evaluation of the impact of this EITF on our financial position or future results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46’s consolidation criteria are based on analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. FIN 46 represents an accounting change, not a change in the underlying economics of asset sales. FIN 46 is effective for consolidated financial statements issued after June 30, 2003. The Company believes the adoption of FIN 46 will not have an effect on its financial position or future results of operations.

The Company accounts for its stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No.25, “Accounting for Stock Issued to Employees”, and accordingly accounts for employee stock-based compensation utilizing the intrinsic value method. Statement of Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) established a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure only alternative under SFAS 123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted as well as certain other information.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS Statement No. 123” (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We adopted the increased disclosure requirements of SFAS 148 during the year ended December 31, 2002. We will continue to use the intrinsic value method of accounting for stock-based employee compensation. The additional disclosures required by SFAS 148 are as follows:

	March 31,
	2003	2002
Net loss applicable to common stockholders, as reported	$(1,219,679)	$(3,922,249)
Add: Stock based employee compensation expense included in reported net loss applicable to common stockholders, net of tax	—	—
Deduct: Total stock based employee compensation expense determined under the fair value based method of all awards, net of tax	(605,370)	(598,690)

Pro forma net loss applicable to common stockholders	$(1,825,049)	$(4,520,939)

Net loss applicable to common stockholders per basic and dilutive shares:
As reported	$(0.04)	$(0.20)
Pro forma	$(0.05)	$(0.24)

Note D – Subsequent Event

John Thonet resigned his position as a director of the Company on April 30, 2003. At the time of his resignation, the Company owed Mr. Thonet a balance of $177,101 plus accrued and unpaid interest on a note payable representing the balance of sums advanced by him to CyberStorage Systems that was acquired by the Company in 2000, and Mr. Thonet was due $156,333 in accrued and unpaid salary by CyberStorage Systems. The Company also had a note receivable due from Mr. Thonet of $44,729 plus accrued interest. On April 30, 2003, the Company and Mr. Thonet agreed to offset the note receivable and accrued interest against the note payable and accrued interest and Mr. Thonet agreed to accept a cash payment of $40,000 in exchange for cancellation by him of the balance of the note payable. In addition, Mr. Thonet gave up any and all claims to accrued and unpaid salary and any other amounts due to him as of that date in exchange for the extension of period for exercise of his vested stock options to purchase 62,500 shares of common stock until May 1, 2004.

On May 13, 2003 the Company’s Board of Directors approved the forgiveness of the notes receivable and accrued interest remaining due from two directors totaling $84,095.

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

Introduction

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the periods ended March 31, 2003 and 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and other financial information included in our 2002 Annual Report on Form 10-K (as amended) filed with the Securities and Exchange Commission.

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

Impairment of Goodwill and Intangible Assets

All of our goodwill and other intangibles resulted from our acquisition of CyberStorage Systems in 2000 that was accounted for using the purchase method. In connection with the implementation of SFAS 141 and 142, as of January 1, 2002, we have ceased amortizing goodwill and determined that our entire business constitutes one reporting unit for purposes of assessing potential impairment of goodwill.

A fair value approach was used to test existing goodwill for impairment as of September 30, 2002 due to several triggering events including an unfavorable decision in patent litigation in the UK High Court, London, a decline in our stock price of approximately 76% during August 2002, and a reorganization of our management team to refocus our efforts on the Storage Wide Area Networking (SWAN) market during August 2002. The market approach was the method used to determine the fair value of the reporting unit. Under the fair value approach, the quoted market prices in active securities markets are used as the basis for the determination of fair value. The fair value used for measuring impairment indicated by our stock price was also supplemented by the valuations indicated by a portfolio of comparable publicly traded companies. This valuation approach resulted in the recording of a goodwill impairment charge of $14,281,336 in accordance with SFAS No. 142 as of September 30, 2002.

Additionally, in accordance with SFAS No. 144, we evaluated the carrying values of our identifiable intangible assets based on the same triggering events discussed above as of September 30, 2002. We determined impairment existed for the portion of intangible assets representing customer relationships acquired from CyberStorage Systems in 2000. Accordingly, an impairment of identifiable intangible assets in the amount of $976,099 was recorded as of September 30, 2002.

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

In December 2002, the FASB issued FASB No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. This statement amends FASB No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB No.148 amends the disclosure requirements of FASB No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No.148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We adopted the increased disclosure requirements of FASB No. 148 during the year ended December 31, 2002. We will continue to use the intrinsic value method of accounting for stock-based employee compensation.

The additional disclosures required by FASB No. 148 are included in Note C to our Consolidated Financial Statements of the three-months ended March 31, 2003.

In 2002 the Company’s Board of Directors authorized the repricing of employee options to purchase 2,610,110 shares of common stock from exercise prices ranging between $1.44 and $12.17 per share to an exercise price of $1.37 per share, which represented the fair market value of our common stock on the date of the repricing. These options are subject to variable plan accounting, as defined in FASB Interpretation No. 44. There were no charges required during the three-months ended March 31, 2003 related to fluctuations in our stock price. As of March 31, 2003, options to purchase 2,141,060 shares of common stock are outstanding and subject to variable plan accounting.

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

Liquidity and Capital Resources

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. In October 2002, we received $3 million from a license fee for our intellectual property. Despite this recent success, revenues from products and services have fallen dramatically and there can be no assurances that we will be able to secure additional license fees of this magnitude or at all during the coming twelve months. Furthermore, given the continued volatility of the global securities markets and, in particular, the market for the securities of technology companies, as well as the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure additional debt or equity financing. Our failure to maintain adequate liquidity and working capital would have a material adverse effect on the Company, our financial condition and our results of operations.

We incurred operating losses through 2002 and in the first quarter of 2003, and we continue to incur operating losses at this time. While the development and introduction of our new products continues, our actual sales revenue has declined significantly over the last year and continues to be at a low level. In response in 2002, we reduced our activity level in marketing, sales and administration and implemented cost reduction programs primarily in employee headcount, the use of independent software subcontractors and the level of expenses for development, travel and administration.

Management believes, although there can be no assurances, that our currently available working capital and the cash flow from our operations in 2003 will support our operating plan through the end of 2003. Our operating plan and related cash flow projections for 2003 have been forecasted by management anticipating only a base level of revenue from sales of our new products to new and existing customers and product upgrades, replacement parts and maintenance services from our existing customer base. We have not included any potential revenues from license fee activities. We have projected our costs and expenses using our current level of operating expenses for our core business activity and only the minimum requirements for the defense of our intellectual property. If our projected levels of revenues from products and services are not achieved or are delayed in their realization, management has plans that can be implemented to further reduce the operating expense cash flow requirements to allow the Company to continue in business. These include reductions in salary levels similar to those that were achieved during 2002 through a compensation deferral, stock based compensation plan or, in the alternative, additional reductions in staffing headcount. Cost reductions of other non-employee related costs, primarily expenses for rent and other facilities occupancy expenses, would also be implemented. In addition, while the dilutive effect might be significant, the Company continues to receive inquires from interested investors to provide equity financing using a variety of alternatives. We continue to explore strategic alliance opportunities to market our new products that would also provide financial support. Although there can be no assurances, management is committed to achieving or exceeding its base operating plan for 2003 and intends to implement those cost reductions and improvements in cash flow to achieve this success.

Cash flows

Operations used $1,158,000 of cash during the first quarter of 2003 compared to $2,115,000 in the first three months of 2002. The use of cash by operations in the first three months of 2003 resulted from the net loss for the quarter and changes in operating assets and liabilities that were offset in part by non-cash charges related to depreciation and amortization. The use of cash by operations in the first three months of 2002 resulted from the net loss for the quarter which was offset in part by net cash from changes in operating assets and liabilities, non-cash charges related to depreciation and amortization and the repayment of an advance by one of our officers.

Cash flows from investing activities were not material in the three months ended March 31, 2003 or 2002. The Company does not have or anticipate any significant capital equipment requirements at this time.

Cash flows from financing activities of $4,900 during the first three months of 2003 relate to the proceeds from deferred salary paid at the election of the employee in common stock. Financing activities provided $6,000 of cash in the first three months of 2002 from the proceeds of employee stock option exercises offset by scheduled payments of long-term debt.

Borrowing Arrangements

We currently have no outstanding bank loans, lines of credit, or credit facilities.

Due from Officers and Directors

See Note D to the consolidated financial statement concerning the settlement of obligations due to and from John Thonet, a former director of the Company and amounts due from other directors of the Company.

Working Capital

Our working capital at March 31, 2003 was $660,000 compared with $1,609,000 at December 31, 2002. In management’s opinion, our current working capital position will be sufficient to accommodate working capital requirements to achieve our base operating plan for 2003.

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

Revenue

Revenues from sales of products and services for the three-month periods ended March 31, 2003 and 2002 were $278,000 and $766,000, respectively. The reduction in revenues relates to continued concentration on the realignment and refocus of our core business activity toward the Storage Wide Area Networking (SWAN) market segment. Revenues of products and services were all domestic in the three-months ended March 31, 2003 and approximately 75% and 25% of total revenues of products and services for the three-month period ended March 31, 2002.

Cost of Products and Services

Product and service costs for the three-month periods ended March 31, 2003 and 2002 were $247,000 and $721,700, respectively, or 89% and 94% of revenue from products and services. The decrease in the cost percentage between 2003 and 2002 of approximately 5% was a result of cost reduction measures in direct and indirect factory costs and overhead costs.

Gross Profit

Gross profit on the sale of products and services for the three-month period ended March 31, 2003 was $31,000 or 11% of revenue, while gross profit for the same period for 2002 was $44,300 or 6% of revenue. The increase in gross profit percentage relates to a decrease in costs of products and services in relation to revenue amounts. Reductions in factory overhead costs and other cost reduction measures have contributed to the increase in gross profit during the first three months of 2003.

Cost of License Fees

Costs associated with the enforcement of our patent and other intellectual property rights amounted to $259,700 and $679,100 for the first three months of 2003 and 2002, respectively. These costs relate to legal fees for counsel and consulting fees and expenses incurred associated with the enforcement of our patent and other intellectual property rights. Costs in 2002 were greater than 2003 due to amounts incurred in preparation for the UK trial that began in June 2002.

Research and Development Expenses

Research and development expenses for the three-month period ended March 31, 2003 and 2002 were $285,900 and $1,019,700, respectively. The decrease in costs between the two periods relates primarily to reductions in staffing and reduction in the use of outside contractors for projects.

Selling and Marketing Expenses

Selling and marketing expenses for the three-month periods ended March 31, 2003 and 2002 were $162,200 and $1,016,700, respectively. The decrease in selling and marketing expenses results from the restructuring of our internal sales and marketing organization, utilization of value-added resellers and reduced headcount.

General and Administrative Expenses

General and administrative expenses for the three-month periods ended March 31, 2003 and 2002 were $377,100 and $801,500, respectively. General and administrative expenses for 2002 included an increase in the allowance for doubtful accounts and increased legal fees relating to equity financing and other corporate matters. These expenses were further decreased during 2003 by staff reductions and reduced overhead costs.

Amortization of Intangibles

Amortization of other intangible assets for the three-month period ended March 31, 2003 and 2002 amounted to $144,000 and $240,000, respectively. The decrease in amortization relates to the impairment and related write down of other identifiable intangible assets on September 30, 2002.

Other Income (Expense), Net

Interest expense, net was $4,500 and $3,300 for the three-month periods ended March 31, 2003 and 2002, respectively. Interest expense for the two periods remained relatively consistent, while interest income decreased due to reduced cash balances.

Other income relates primarily to translation adjustments that decreased in the current period due to a reduction in transactions with our European subsidiaries.

Factors That May Affect Future Results

Liquidity and Capital Resources

See information with respect to our liquidity and capital resources presented above.

Our Stock Price is Volatile

Our stock price, like that of other technology companies, is subject to significant volatility because of factors such as:

•	the announcement of new products, services or technological innovations by us or our competitors

•	quarterly variations in our operating results

•	decreasing product and services revenues

•	speculation in the press or investment community

•	failure to meet earning expectations

•	the results of intellectual property litigation

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

Our Business May Suffer If We Cannot Protect Our Intellectual Property

We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented. See, for example, the recent ruling in the United Kingdom with respect to our claims against Hitachi Data Systems Limited described under Part II. Item 1. Legal Proceedings. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Therefore, we cannot assure you that we will be able to adequately protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position. Further, we cannot assure you that we will be able to obtain licenses to any technology that it may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

Intellectual Property Rights

We are aggressively pursuing the enforcement of our intellectual property rights after an extensive patent review conducted in 1999. In 2000, we retained a major law firm to enforce these rights against infringing parties, the number of which management believes to be extensive. In 2001, we began bringing legal actions against companies whose products we believed infringed on our intellectual property rights and patent portfolio. Please refer to Part II. Item 1.—Legal Proceedings for current information concerning intellectual property litigation. We intend to vigorously pursue these actions. Despite the Company’s and our legal representatives’ efforts, there can be no assurance or predictability as to any amount of recovery or the length of time it will take us to recover any royalties or license fees which may be recoverable. In addition, the expense of pursuing these rights is substantial. As a result, any failure to adequately protect our intellectual property rights and to prevail in any pending legal proceedings could have a material adverse effect on us. Despite our efforts to protect these intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

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

Additionally, most companies in the high technology arena are under pressure to be able to acquire and retain the services of talented individuals. We have had a decline in revenue in each of the three previous years and the current quarter and comparable reduction in our work force. While we believe that we have the required core personnel to effectively manage and grow, we cannot assure that key employees will not leave the company in the future. The failure to maintain key employees could adversely affect our future operating and financial results.

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

ITEM 4.    Controls and Procedures.

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

PART II—OTHER INFORMATION

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

ITEM 2.    Changes in Securities and Use of Proceeds.

On January 8, 2003 Mr. Goodlander, our Chief Executive Officer and President, through Kristiania Corp., a corporation that he controls, acquired all of the outstanding shares of the Company’s Series C convertible preferred stock and warrants to purchase 186,989 shares of common stock and 787,856 shares of common stock at $21.03 per share and $10.58 per share, respectively, from the original investor in the Company’s Series C and Series E convertible preferred stock. On January 15, 2003 Mr. Goodlander converted all of the remaining outstanding shares of the Company’s Series A convertible preferred stock and accumulated dividends and, through Kristiania Corp., all of the remaining outstanding shares of Series C convertible preferred stock and accumulated dividends into an aggregate of 9,992,441 shares of common stock. After this conversion, Mr. Goodlander and Kristiania Corp., together, beneficially owned 41.6% of the Company. The Company did not receive any proceeds in connection with these conversions. The Company relied on the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, with respect to the issuance of these shares as no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

Number	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports On Form 8-K

In our Report on Form 8-K filed on April 1, 2003 we reported a press release announcing its results of operations for the fourth quarter and the year ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORAGE COMPUTER CORPORATION

Registrant

/s/    PETER N. HOOD

Peter N. Hood

Chief Financial Officer

Date: May 15, 2003

CERTIFICATION

I, Theodore J. Goodlander, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Storage Computer Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/    Theodore J. Goodlander

Theodore J. Goodlander

Chief Executive Officer

CERTIFICATION

I, Peter N. Hood, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Storage Computer Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003

/s/    Peter N. Hood

Peter N. Hood

Chief Financial Officer