Form 10-Q
period 2003-06-30
STORAGE COMPUTER CORP
filed 2003-08-19
CIK 933452

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

(603) 880-3005

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT AUGUST 15, 2003
Common Stock	36,762,252

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

Storage Computer Corporation

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$447,047	$2,680,599
Accounts receivable, net	27,056	192,882
Inventories	1,936,712	2,031,679
Due from officers and directors	—	133,247
Other current assets	57,662	80,484

Total current assets	2,468,477	5,118,891
Property and equipment, net	448,212	537,313
Goodwill	2,692,611	2,692,611
Other intangibles, net of accumulated amortization of $1,642,943 and $1,195,951 in 2003 and 2002, respectively	1,237,057	1,525,057

Total assets	$6,846,357	$9,873,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$330,919	$472,667
Accrued expenses	1,785,577	2,169,952
Deferred revenue	111,717	202,366
Current maturities of long-term debt	487,899	665,000

Total current liabilities	2,716,112	3,509,985

Commitments and contingencies
Redeemable convertible preferred stock	—	1,212,618

Stockholders’ equity:
Preferred stock	—	—
Common stock	36,537	25,752
Additional paid-in capital	84,963,739	83,589,403
Accumulated deficit	(80,870,031)	(78,463,886)

Total stockholders’ equity	4,130,245	5,151,269

Total liabilities and stockholders’ equity	$6,846,357	$9,873,872

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues:
Products and services	$147,776	$586,993	$425,760	$1,352,996
License fees	—	—	—	—

Total revenues	147,776	586,993	425,760	1,352,996

Costs and expenses:
Cost of products and services	231,611	598,440	478,672	1,320,140
Cost of license fees, primarily legal fees	269,366	1,305,963	529,081	1,985,077
Research and development	359,662	866,460	645,571	1,886,129
Sales and marketing	161,925	926,461	324,116	1,943,187
General and administrative	356,272	726,832	733,409	1,528,361
Amortization of intangibles	144,000	193,821	288,000	433,893

Total costs and expenses	1,522,836	4,617,977	2,998,849	9,096,787

Operating loss	(1,375,060)	(4,030,984)	(2,573,089)	(7,743,791)

Other income (expense), net:
Interest expense, net	(5,082)	(16,197)	(9,562)	(19,454)
Other income (expense)	193,676	(34,590)	194,101	16,269

Total other income (expense), net	188,594	(50,787)	184,539	(3,185)

Net loss	(1,186,466)	(4,081,771)	(2,388,550)	(7,746,976)
Dividends on preferred stock including amortization of the beneficial conversion features	—	(257,955)	(17,595)	(514,999)

Net loss applicable to common stockholders	$(1,186,466)	$(4,339,726)	$(2,406,145)	$(8,261,975)

Loss applicable to common stockholders per basic and dilutive share	$(.03)	$(.22)	$(.07)	$(.43)

Basic and dilutive shares outstanding	36,285,714	19,571,851	35,358,918	19,375,148

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net loss	$(2,388,550)	$(7,746,976)
Reconciliation to operating cash flows:
Depreciation and amortization of property and equipment	102,503	250,283
Amortization of other intangibles	288,000	433,893
Settlement of debt and advances with directors and officers (Note D)	(184,784)	—
Stock issued to 401(k) plan	10,094	40,761
Stock issued for deferred compensation	105,110	—
Changes in operating assets and liabilities:
Accounts receivable	165,826	553,196
Inventories	94,967	(389,483)
Due from officers and directors (Note D)	3,097	998,224
Other current assets	22,822	258,401
Accounts payable and accrued expenses	(399,235)	415,089

Net cash used in operations	(2,180,150)	(5,186,612)

Cash flows from investing activities:
Capital expenditures	(13,402)	(49,445)
Other assets	—	(667,538)

Net cash used in investing activities	(13,402)	(716,983)

Cash flows from financing activities:
Reduction of long-term debt	(40,000)	(167,457)
Net proceeds from issuance of common stock for stock options	—	115,662
Issuance of common stock and warrants, net of costs	—	2,673,614

Net cash (used in) provided by financing activities	(40,000)	2,621,819

Effect of exchange rate changes on cash	—	53,642

Net decrease in cash and cash equivalents	(2,233,552)	(3,228,134)
Cash and cash equivalents-beginning of period	2,680,599	5,627,855

Cash and cash equivalents-end of period	$447,047	$2,399,721

Supplemental cash flow information:
Cash payments of interest	$8,210	$35,732
Preferred stock dividends paid in common stock	$44,917	$47,556

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Notes to Consolidated Financial Statements

June 30, 2003

Note A – The Company and Basis of Presentation

Storage Computer Corporation (“Company”, “we” and “us”) and our subsidiaries are engaged in the development, manufacture, and sale of computer disk arrays, computer equipment and software, worldwide. The consolidated financial statements include the accounts of the Company and those of our wholly-owned subsidiaries CyberStorage Systems Corporation, Storage Computer Europe GmbH, Vermont Research Products, Inc., and Storage Computer UK, Ltd. Our wholly-owned subsidiary, Storage Computer France SAS, was dissolved during the second quarter 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. We have a 20% investment in Storage Computer (Asia) Ltd., which is accounted for by the equity method.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K (as amended) filed with the Securities and Exchange Commission, containing our financial statements for the fiscal year ended December 31, 2002. In management’s opinion, the accompanying consolidated financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present our consolidated financial position, results of operations and cash flows. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. In addition refer to Liquidity and Capital Resources in Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations below.

Note B – Stockholders’ Equity

A summary of changes in stockholders’ equity for the six months ended June 30, 2003 follows:

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2002	25,751,659	$25,752	$83,589,403	$(78,463,886)	$5,151,269
Deferred compensation stock purchases	435,121	435	104,675		105,110
Stock issued to 401(k) plan	36,180	36	10,058		10,094
Amortization of beneficial conversion feature of preferred stock				(12,382)	(12,382)
Dividends on preferred stock, including dividends paid on conversion of redeemable convertible preferred stock	353,560	354	44,563	(5,213)	39,704
Conversion of redeemable convertible preferred stock into common shares	9,959,697	9,960	1,215,040		1,225,000
Net loss				(2,388,550)	(2,388,550)

Balance-June 30, 2003	36,536,217	$36,537	$84,963,739	$(80,870,031)	$4,130,245

Note C – Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements that provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for us for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this EITF will not have an effect on our financial position or future results of operations.

Note D – Related Party Transactions

John Thonet resigned his position as a director of the Company on April 30, 2003. At the time of his resignation, the Company owed Mr. Thonet a balance of $177,101 plus accrued and unpaid interest on a note payable representing the balance of sums advanced by him to CyberStorage Systems that was acquired by the Company in 2000, and Mr. Thonet was due $156,333 in accrued and unpaid salary by CyberStorage Systems. The Company also had a note receivable due from Mr. Thonet of $44,729 plus accrued interest. On April 30, 2003, the Company and Mr. Thonet agreed to offset the note receivable and accrued interest against the note payable and accrued interest and Mr. Thonet agreed to accept a cash payment of $40,000 in exchange for cancellation by him of the balance of the note payable. In addition, Mr. Thonet gave up any and all claims to accrued and unpaid salary and any other amounts due to him as of that date in exchange for the extension of period for exercise of his vested stock options to purchase 62,500 shares of common stock until May 1, 2004. There was no charge to income related to the modification of the terms of this option since the exercise price was greater than the market value at that date.

On May 13, 2003 the Company’s Board of Directors approved the forgiveness of the notes receivable and accrued interest remaining due from two directors totaling $84,095.

Note E – Subsequent Events

The Company received notification from the American Stock Exchange (“AMEX”) on April 29, 2003 that the Company was not in compliance with certain listing standards relating to stockholders’ equity and net losses. In June 2003 the Company submitted a plan to AMEX setting forth a plan for compliance with the AMEX continuing listing standards. On July 28, 2003, AMEX notified the Company that it had accepted the proposed plan and granted an extension until October 31, 2004 to regain compliance. During such period, the Company’s common stock will continue to trade on AMEX and the Company will be subject to periodic review of its progress consistent with its plan.

On July 30, 2003 the Court of Appeal in London dismissed our appeal involving our European Patent (UK) 0,294,287, which was judged to be invalid in an action against Hitachi Data Systems Limited in August 2002. See Part II, Item 1. Legal Proceedings

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

Forward-looking Statements

The Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 contain certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by our directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products; the rate of growth in the industries of our products; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; risks associated with sales in foreign countries; and our ability to successfully expand our operations. See “Factors That May Affect Future Results” below. We undertake no duty to update forward-looking statements.

Introduction

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the periods ended June 30, 2003 and 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and other financial information included in our 2002 Annual Report on Form 10-K (as amended) filed with the Securities and Exchange Commission.

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

We believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue from product sales at the time of shipment, provided that the price is fixed and determinable, no significant obligations remain, collectibility is probable and returns are estimable. Revenue is recognized at the time of shipment since the terms of shipment are FOB shipping point and legal title to the product passes to the customer at this time. We consider post shipment obligations such as installation and training to be relatively insignificant given the underlying nature of the product and of its installation. Revenue from services is recognized over the contract period or as services are provided. Revenue from license fees is recognized over the contract period or when received for fully-paid license agreements. These revenue accounting policies do not require significant estimates by management.

Impairment of Goodwill and Intangible Assets

All of our goodwill and other intangibles resulted from our acquisition of CyberStorage Systems in 2000 that was accounted for using the purchase method. In connection with the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, as of January 1, 2002, we have ceased amortizing goodwill and determined that our entire business constitutes one reporting unit for purposes of assessing potential impairment of goodwill.

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

Our annual evaluation of goodwill and other intangibles required under SFAS 142 will be conducted as of September 30, 2003.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued FASB No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. This statement amends FASB No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FASB No.148 amends the disclosure requirements of FASB No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FASB No.148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We adopted the increased disclosure requirements of FASB No. 148 during the year ended December 31, 2002. We will continue to use the intrinsic value method of accounting for stock-based employee compensation. The additional disclosures required by SFAS 148 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net loss applicable to common stockholders, as reported	$(1,186,466)	$(4,339,726)	$(2,406,145)	$(8,261,975)
Add: Stock based employee compensation expense included in reported net loss applicable to common stockholders, net of tax	—	—	—	—
Deduct: Total stock based employee compensation expense determined under the fair value based method of all awards, net of tax	(605,387)	(606,212)	(1,210,758)	(1,204,902)

Pro forma net loss applicable to common stockholders	$(1,791,853)	$(4,945,938)	$(3,616,903)	$(9,466,877)

Net loss applicable to common stockholders per basic and dilutive shares:
As reported	$(0.03)	$(0.22)	$(0.07)	$(0.43)
Pro forma	$(0.05)	$(0.25)	$(0.10)	$(0.49)

In 2002 the Company’s Board of Directors authorized the repricing of employee options to purchase 2,610,110 shares of common stock from exercise prices ranging between $1.44 and $12.17 per share to an exercise price of $1.37 per share, which represented the fair market value of our common stock on the date of the repricing. These options are subject to variable plan accounting, as defined in FASB Interpretation No. 44. There were no charges to earnings required during the six-months ended June 30, 2003 related to fluctuations in our stock price. As of June 30, 2003, options to purchase 2,123,267 shares of common stock are outstanding and subject to variable plan accounting.

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

Liquidity and Capital Resources

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. In October 2002, we received $3 million from a license fee for our intellectual property. Despite this, revenues from products and services have fallen dramatically and there can be no assurances that we will be able to secure additional license fees of this magnitude or at all during the coming twelve months. Furthermore, given the continued volatility of the global securities markets and, in particular, the market for the securities of technology companies, as well as the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure additional debt or equity financing. Our failure to maintain adequate liquidity and working capital would have a material adverse effect on the Company, our financial condition and our results of operations.

We incurred operating losses through 2002 and in the first two quarters of 2003, and we continue to incur operating losses at this time. While the development and introduction of our new products continues, our actual sales revenue has declined significantly over the last year and continues to be at a low level. In response in 2002, we reduced our activity level in marketing, sales and administration and implemented cost reduction programs primarily in employee headcount, the use of independent software subcontractors and the level of expenses for development, travel and administration.

Our operating plan and related cash flow projections for 2003 were forecasted by management anticipating only a base level of revenue from sales of our new products to new and existing customers and product upgrades, replacement parts and maintenance services from our existing customer base. We did not include any potential revenues from license fee activities. We initially projected our costs and expenses using our then current level of operating expenses for our core business activity and only the minimum requirements for the defense of our intellectual property.

Since our projected levels of revenues from products and services are not being achieved and additional financing has not been completed, management has implemented plans to further reduce the operating expense cash flow requirements to allow the Company to continue in business. On August 1, 2003, we implemented a permanent salary reduction plan, adjusted fringe benefit packages, and reduced headcount to further reduce costs. We are expecting to receive a commitment for bridge financing but such commitment has not yet been received. In addition, while the dilutive effect might be significant, the Company continues to receive inquires from interested investors to provide equity financing using a variety of alternatives. In July 2003, we engaged iCapital Finance, Inc. of Irvine, California as our investment banking consulting firm to assist us in structuring financing, provide access to capital resources, identify candidates for marketing and distribution alliances, and advise us on other strategic decisions. We continue to explore strategic alliance opportunities to market our new products that would also provide financial support. Although there can be no assurances that we will obtain additional capital, management is committed to achieving or exceeding its base operating plan for 2003 and intends to implement those cost reductions and improvements in cash flow necessary to achieve this success.

There can be no assurances that we will obtain additional capital. If we are not successful in obtaining this financing or other capital, the ability of the Company to continue operations will be seriously impaired.

Cash flows

Operations used $2,180,000 of cash in the first six months of 2003 compared to $5,187,000 in the first six months of 2002. The use of cash by operations in the first six months of 2003 resulted from the net loss for the first two quarters and changes in operating assets and liabilities that were offset in part by non-cash charges related to depreciation and amortization, non-cash settlement of debt and advances to directors and the issuance of stock in payment of deferred compensation. The most significant changes in operating assets and liabilities relate to collection of accounts receivable offset by the payment of accounts payable and accrued expenses during the first two quarters of 2003. The use of cash by operations in the first six months of 2002 resulted from the net loss for the first six months which was offset in part by net cash from changes in operating assets and liabilities, non-cash charges related to depreciation and amortization and the repayment of an advance by one of our officers.

Cash flows used in investing activities were not material during the six months ended June 30, 2003. Cash used in investing activities during the first six months of 2002 related to an increase in other assets primarily from an additional restricted cash deposit of $672,760 placed on account for the defense of our intellectual property portfolio. The Company does not have or anticipate any significant capital equipment requirements at this time.

Cash flows used in financing activities of $40,000 during the first six months of 2003 relate to the settlement of a note payable to a former officer and director of the company. Cash provided from financing activities in the first six months of 2002 represents the proceeds of stock option exercises and the sale of common stock to a group of private investors in May 2002, partially offset by payment of long-term debt.

Borrowing Arrangements

We currently have no outstanding bank loans, lines of credit, or credit facilities.

Working Capital (Deficiency)

Our working capital (deficiency) at June 30, 2003 was $(248,000) compared with $1,609,000 at December 31, 2002. See information with respect to liquidity and capital resources presented above.

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

Revenue

Revenues from sales of products and services for the three-month and six-month period ended June 30, 2003 were $147,800 and $425,800 compared to $587,000 and $1,353,000 for the respective periods in 2002. The reduction in revenues relates to continued concentration on the realignment and refocus of our core business activity toward the Storage Wide Area Networking (SWAN) market segment for our CyberNAS Network Attached Storage and CyberVSA Storage Operating System. For the three month period ended June 30, 2003, revenues of products and services were all domestic compared to U.S. domestic product sales and international product sales of 49% and 51%, respectively, for the same period in 2002. For the six month period ended June 30, 2003, revenues of products and services were all domestic compared to U.S. domestic product sales and international product sales of 65% and 35%, respectively, for the same period in 2002.

Cost of Products and Services

Product and service costs for the three month period and six month period ended June 30, 2003 were $231,600 and $478,700, or 157% and 112% of revenue from products and services, compared to $598,400 and $1,320,100, or 102% and 98% of revenue from products and services for the respective periods in 2002. The increase in the costs as a percentage of revenue from 2002 to 2003 is a direct result of reduced sales, while certain direct and indirect factory overhead costs and technical support and service costs have remained fixed.

Gross Profit

Gross profit (loss) on the sale of products and services and the percentage of sales represented by such gross profit (loss) are summarized as follows:

	Three months ended June 30, 2003		Six months ended June 30, 2003
	(In thousands except for % of sales amounts)

Gross profit (loss)	$(84)	(56.7)%	$(52)	(12.4)%

	Three months ended June 30, 2002		Six months ended June 30, 2002
	(In thousands except for % of sales amounts)

Gross profit (loss)	$(11)	(2.0)%	$ 33	2.4%

Gross profits were reduced from the first quarter 2003 to the second quarter 2003 due to reduced revenue levels and the fixed nature of certain factory, technical support and service costs.

Cost of License Fees

Costs associated with the enforcement of our patent and other intellectual property rights for the three month period and six month period ended June 30, 2003 were $269,400 and $529,100, respectively, compared to $1,306,000 and $1,985,100 for the corresponding periods in 2002. These costs relate to legal fees for counsel and experts consulting fees and expenses incurred in connection with the enforcement of our patent and other intellectual property rights. Costs in 2002 were greater than 2003 due to amounts incurred in the UK trial relating to the enforcement of our intellectual property that took place during June 2002.

Research and Development Expenses

Research and development expenses for the three month period and six month period ended June 30, 2003 were $359,700 and $645,600, respectively, compared to $866,500 and $1,886,100 for the corresponding periods in 2002. The overall decrease in costs relating to research and development relates primarily to reductions in staffing and reduction in the use of outside contractors for projects.

Selling and Marketing Expenses

Selling and marketing expenses for the three month and six month periods ended June 30, 2003 were $161,900 and $324,100, respectively, compared to $926,500 and $1,943,200 for the corresponding periods in 2002. The overall decrease in selling and marketing expenses results from the restructuring of our internal sales and marketing organization, utilization of value-added resellers and reduced headcount.

General and Administrative Expenses

General and administrative expenses for the three month and six month periods ended June 30, 2003 were $356,300 and $733,400, respectively, compared to $726,800 and $1,528,400 for the corresponding periods in 2002. General and administrative expenses for 2002 included an increase in the allowance for doubtful accounts and increased legal fees relating to equity financing and other corporate matters. These expenses were further decreased during 2003 by staff reductions and reduced overhead costs.

Amortization of Intangibles

Amortization of other intangible assets for the three month and six month periods ended June 30, 2003 amounted to $144,000 and $288,000, respectively, compared to $193,800 and $433,900 for the corresponding periods in 2002. The decrease in amortization relates to the impairment and related write down of other identifiable intangible assets on September 30, 2002.

Other Income (Expense), Net

Interest expense, net for the three month and six month periods ended June 30, 2003 was $5,100 and $9,600, respectively, compared to $16,200 and $19,500 for the corresponding periods in 2002. Interest expense was reduced in 2003 due to the settlement of two notes payable late in 2002 and in April of 2003. Interest income was also reduced in 2003 due to reduced cash balances.

Other income (expense), net for the three month and six month periods ended June 30, 2003 amounted to $193,700 and $194,100, respectively, compared to $(34,600) and $16,300 for the corresponding periods in 2002. Other income for 2003 primarily represents the gain on settlement of a note payable and accrued compensation due to a former officer and director. These gains were offset in part by the forgiveness of advances to three directors during the second quarter of 2003. The total amount of advances to directors forgiven amounted to $130,150, including accrued interest. Other income (expense) for 2002 relates primarily to translation adjustments with our European subsidiaries.

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

• decreasing product and services revenues

• speculation in the press or investment community

• failure to meet earning expectations

• the results of intellectual property litigation

In addition, our stock price may be affected by general market conditions, short selling activities, and domestic and international economic factors unrelated to our performance. Further, until recently, our stock was thinly traded. Because of these factors, any recent trends may not be considered reliable indicators of future stock prices or financial results.

Our Business May Suffer If We Cannot Protect Our Intellectual Property

We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented. See, for example, the recent ruling in the United Kingdom with respect to our claims against Hitachi Data Systems Limited described in Item 1 of Part II below. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Therefore, we cannot assure you that we will be able to adequately protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position. Further, we cannot assure you that we will be able to obtain licenses to any technology that may be required to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

Intellectual Property Rights

We are aggressively pursuing the enforcement of our intellectual property rights after an extensive patent review conducted in 1999. In 2000, we retained a major law firm to enforce these rights against infringing parties, the number of which management believes to be extensive. In 2001, we began bringing legal actions against companies whose products we believed infringed on our intellectual property rights and patent portfolio. Please refer to Item 1 of Part II below for current information concerning intellectual property litigation. We intend to vigorously pursue these actions. Despite the Company’s and our legal representatives’ efforts, there can be no assurance or predictability as to any amount of recovery or the length of time it will take us to recover any royalties or license fees which may be recoverable. In addition, the expense of pursuing these rights is substantial. As a result, any failure to adequately protect our intellectual property rights and to prevail in any pending legal proceedings could have a material adverse effect on us. Despite our efforts to protect these intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

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

Additionally, most companies in the high technology arena are under pressure to be able to acquire and retain the services of talented individuals. We have had a decline in revenue in each of the three previous years and the first two quarters this year and comparable reduction in our work force. While we believe that we have the required core personnel to effectively manage and grow, we cannot assure that key employees will not leave the company in the future. The failure to maintain key employees could adversely affect our future operating and financial results.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have the market risk inherent in financial instruments that relates primarily to fluctuations in the prime rate of interest to be charged under the terms of the several promissory notes due to our Chief Executive Officer. Our foreign subsidiaries’ obligations to us are denominated in U.S. dollars. There is a potential for a foreign currency gain or loss based upon fluctuations between the U.S. dollar and our subsidiaries’ functional currencies, currently the British pound and Eurodollar. This exposure is limited to the period between the time of accrual of such liability to us in our subsidiaries’ functional currency and the time of their payment to us in U.S. dollars. This exposure is further reduced with the temporary closing of operations of our European facilities late in 2002.

Other than the inter-company balances with foreign subsidiaries noted above, we do not believe we have material unhedged monetary assets, liabilities or commitments that are denominated in a currency other than the operations’ functional currencies.

ITEM 4.    Controls and Procedures.

The Company carried out an evaluation, as of June 30, 2003, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

During March 2001 we filed legal actions against Hitachi Data Systems Limited in the United Kingdom for infringement of two of the European patents in our intellectual property portfolio. Hitachi filed a counterclaim against the Company alleging that these two patents were invalid. The trial was completed in July 2002 and in August 2002 the Judge ruled that neither of our patents was shown to be valid in the United Kingdom or infringed by Hitachi. On October 17, 2002, the judgment for the defendant, Hitachi, on their counterclaim was entered and our European Patent (UK) 0,294,287 (‘287) and European Patent (UK) 0,539,494 were revoked. The Order for the revocation of the ‘287 Patent was stayed pending appeal and we were granted permission to appeal the judgment so far as it concerns the ‘287 Patent. On July 30, 2003, the Court of Appeals in London dismissed our appeal.

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

These actions were referred to a court appointed mediator with an initial mediation date in April 2002 and such mediation has continued to the present time without any mutually agreeable basis for settlement having been reached. A trial date has been moved to November 2003.

On September 23, 2002, Veritas asserted a counter claim for patent infringement with respect to patent number U.S. 5,812,753 entitled “ Methods for Initializing or Reconstructing Data Consistency Within an Array of Storage Elements.” We believe that this claim is without merit and intend to vigorously defend this action. No trial date has been set for this matter.

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

Number	Description
31.1	Rule 13a-14(a) Certification of Theodore J. Goodlander, Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Peter N. Hood, Chief Financial Officer
32.1	Section 1350 Certification of Theodore J. Goodlander, Chief Executive Officer
32.2	Section 1350 Certification of Peter N. Hood, Chief Financial Officer

(b)    Reports On Form 8-K

In our Report on Form 8-K filed on April 1, 2003 we reported a press release announcing our results of operations for the fourth quarter and the year ended December 31, 2002.

In our Report on Form 8-K filed on May 19, 2003 we reported a press release announcing our results of operations for the first quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORAGE COMPUTER CORPORATION

Registrant

By:	/s/ PETER N. HOOD
Peter N. Hood Chief Financial Officer

Date: August 19, 2003