Form 10-Q
period 2003-09-30
STORAGE COMPUTER CORP
filed 2003-11-14
CIK 933452

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER 1-13616

STORAGE COMPUTER CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	02-0450593
(STATE OR OTHER JURISDICTION OFINCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT NOVEMBER 10, 2003
Common Stock	37,469,196

PART I — FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

Storage Computer Corporation

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,054	$2,680,599
Accounts receivable, net	84,191	192,882
Inventories	1,940,911	2,031,679
Due from officers and directors (Note C)	—	133,247
Other current assets	245,947	80,484

Total current assets	2,313,103	5,118,891
Property and equipment, net	396,960	537,313
Goodwill	2,692,611	2,692,611
Other intangibles, net of accumulated amortization of $1,786,943 and $1,354,943 in 2003 and 2002, respectively	1,093,057	1,525,057

Total assets	$6,495,731	$9,873,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616,499	$472,667
Accrued expenses	1,415,234	1,705,887
Deferred revenue	96,311	202,366
Due to officer and affiliates (Note C)	1,005,752	1,129,065

Total current liabilities	3,133,796	3,509,985

Commitments and contingencies
Redeemable convertible preferred stock	—	1,212,618

Stockholders’ equity:
Preferred stock	—	—
Common stock	37,085	25,752
Additional paid-in capital	85,294,872	83,589,403
Accumulated deficit	(81,970,022)	(78,463,886)

Total stockholders’ equity	3,361,935	5,151,269

Total liabilities and stockholders’ equity	$6,495,731	$9,873,872

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenues:
Products and services	$215,047	$618,731	$640,807	$1,971,728
License fees	—	—	—	—

Total revenues	215,047	618,731	640,807	1,971,728

Costs and expenses:
Cost of products and services	218,442	2,615,045	697,114	3,935,185
Cost of license fees, primarily legal fees	188,468	623,039	717,549	2,608,116
Research and development	220,413	570,014	865,984	2,456,143
Sales and marketing	115,449	545,916	439,565	2,489,103
General and administrative	425,993	1,484,831	1,159,402	3,013,192
Amortization of intangibles	144,000	193,821	432,000	627,714
Impairment of identifiable intangible assets	—	976,099	—	976,099
Impairment of goodwill	—	14,281,336	—	14,281,336

Total costs and expenses	1,312,765	21,290,101	4,311,614	30,386,888

Operating loss	(1,097,718)	(20,671,370)	(3,670,807)	(28,415,160)

Other income (expense), net:
Interest income (expense), net	(7,015)	62,755	(16,577)	43,301
Other income	4,742	4,005	198,843	20,274

Total other income (expense), net	(2,273)	66,760	182,266	63,575

Loss before income taxes	(1,099,991)	(20,604,610)	(3,488,541)	(28,351,585)
Income tax benefit	—	(199,734)	—	(199,734)

Net loss	(1,099,991)	(20,404,876)	(3,488,541)	(28,151,851)
Dividends on preferred stock including amortization of the beneficial conversion features	—	(83,238)	(17,595)	(598,238)

Net loss applicable to common stockholders	$(1,099,991)	$(20,488,114)	$(3,506,136)	$(28,750,089)

Loss applicable to common stockholders per basic and dilutive share	$(.03)	$(.97)	$(.10)	$(1.44)

Basic and dilutive shares outstanding	36,803,330	21,076,206	35,845,680	19,947,967

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net loss	$(3,488,541)	$(28,151,851)
Reconciliation to operating cash flows:
Depreciation and amortization of property and equipment	148,894	376,493
Amortization of other intangibles	432,000	627,714
Impairment of identifiable intangible assets	—	976,099
Impairment of goodwill	—	14,281,336
Provision for restructuring costs	—	2,060,384
Provision for bad debts	—	835,183
Settlement of debt and advances with directors and officers (Note C)	(184,784)	—
Stock issued to 401(k) plan	16,418	62,328
Stock issued for deferred compensation and compensatory stock	430,467	—
Changes in current operating assets and liabilities:
Accounts receivable	108,691	645,521
Inventories	90,768	(364,936)
Due from officers and directors (Note C)	3,097	996,429
Other current assets	(165,463)	556,813
Accounts payable, accrued expenses and deferred revenue	(35,338)	438,203

Net cash used in operations	(2,643,791)	(6,660,284)

Cash flows from investing activities:
Capital expenditures	(8,542)	(54,986)
Other assets	—	292,999

Net cash (used in) provided by investing activities	(8,542)	238,013

Cash flows from financing activities:
Reduction of long-term debt	—	(83,333)
Advances from officers and affiliates (Note C)	13,788	(63,175)
Net proceeds from issuance of common stock for stock options	—	239,156
Issuance of common stock and warrants, net of costs	—	2,663,619

Net cash provided by financing activities	13,788	2,756,267

Effect of exchange rate changes on cash	—	69,910

Net decrease in cash and cash equivalents	(2,638,545)	(3,596,094)
Cash and cash equivalents-beginning of period	2,680,599	5,627,855

Cash and cash equivalents-end of period	$42,054	$2,031,761

Supplemental cash flow information:
Cash payments of interest	$8,889	$41,503
Cash received from income tax refund	—	$199,734
Preferred stock dividends paid in common stock	$44,917	$414,178

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Notes to Consolidated Financial Statements

September 30, 2003

Note A – The Company and Basis of Presentation

Storage Computer Corporation (“Company”, “we” and “us”) and our subsidiaries are engaged in the development, manufacture, and sale of computer disk arrays, computer equipment and software, worldwide. The consolidated financial statements include the accounts of the Company and those of our wholly-owned subsidiaries CyberStorage Systems Corporation, Storage Computer Europe GmbH(currently inactive), Vermont Research Products, Inc., and Storage Computer UK, Ltd.(currently inactive). Our wholly-owned subsidiary, Storage Computer France SAS, was dissolved during the second quarter 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. We have a 20% investment in Storage Computer (Asia) Ltd., which is accounted for by the equity method.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K (as amended) filed with the Securities and Exchange Commission, containing our financial statements for the fiscal year ended December 31, 2002. In management’s opinion, the accompanying consolidated financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present our consolidated financial position, results of operations and cash flows. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

In addition, reference should be made to Liquidity and Capital Resources in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Certain 2002 amounts have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported total assets, liabilities, stockholders’ equity or net loss.

Note B – Stockholders’ Equity

A summary of changes in stockholders’ equity for the nine months ended September 30, 2003 follows:

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2002	25,751,659	$25,752	$83,589,403	$(78,463,886)	$5,151,269
Exercise of stock options and deferred compensation stock purchases	908,420	907	175,715		176,622
Stock issued to 401(k) plan	44,612	45	16,373		16,418
Stock issued and compensatory stock options granted for investment banking and consulting services, respectively	67,000	67	253,778		253,845
Amortization of beneficial conversion feature of preferred stock				(12,382)	(12,382)
Dividends on preferred stock, including dividends paid on conversion of redeemable convertible preferred stock	353,560	354	44,563	(5,213)	39,704
Conversion of redeemable convertible preferred stock into common shares	9,959,697	9,960	1,215,040		1,225,000
Net loss				(3,488,541)	(3,488,541)

Balance-September 30, 2003	37,084,948	$37,085	$85,294,872	$(81,970,022)	$3,361,935

Note C – Related Party Transactions

John Thonet resigned his position as a director of the Company on April 30, 2003. At the time of his resignation, the Company owed Mr. Thonet a balance of $177,101 plus accrued and unpaid interest on a note payable representing the balance of sums advanced by him to CyberStorage Systems that was acquired by the Company in 2000, and Mr. Thonet was due $156,333 in accrued and unpaid salary by CyberStorage Systems. The Company also had a note receivable due from Mr. Thonet of $44,729 plus accrued interest. On April 30, 2003, the Company and Mr. Thonet agreed to offset the note receivable and accrued interest against the note payable and accrued interest and Mr. Thonet agreed to accept a cash payment of $40,000 in exchange for cancellation by him of the balance of the note payable. In addition, Mr. Thonet gave up any and all claims to accrued and unpaid salary and any other amounts due to him as of that date in exchange for the extension of the period for exercise of his vested stock options to purchase 62,500 shares of common stock until May 1, 2004. There was no charge to income related to the modification of the terms of this option since the exercise price was greater than the market value at that date.

Amounts due to officers and affiliates amounted to $1,005,752 and $1,129,065, as of September 30, 2003 and December 31, 2002, respectively. The amount reflected as of September 30, 2003 includes amounts due to the Chief Executive Officer and principal stockholder of the Company for unsecured notes payable in the amount of $487,899, and accrued interest thereon in the amount of $327,208. Additionally, the September 30, 2003 balance includes cash advances and accrued interest thereon at prime plus 1% from an affiliated entity controlled by the Chief Executive Officer and principal stockholder of the Company in the amount of $190,645. The cash advances that are unsecured and due upon demand, were for operating expenses and occupancy costs of the Company. Subsequent to September 30, 2003, the Board of Directors, with the Chief Executive Officer abstaining, approved the formalizing of an agreement with the affiliate in the form of a $500,000 line of credit secured by all the assets of the Company with interest at the affiliate’s cost of funds which is currently 21% and a one year term renewable by mutual agreement of the parties.

The amount reflected as of December 31, 2002 includes amounts due to the Chief Executive Officer and principal stockholder of the Company for unsecured notes payable in the amount of $487,899, and accrued interest thereon in the amount of $307,731. Additionally, the December 31, 2002 balance includes the balance of the note payable and deferred compensation to a former director and Chief Operating Officer of the Company totaling $333,435 that was settled in the second quarter of 2003, as described above.

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

Introduction

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the periods ended September 30, 2003 and 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and other financial information included in our 2002 Annual Report on Form 10-K (as amended) filed with the Securities and Exchange Commission.

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

Our annual evaluation of goodwill required under SFAS 142 was conducted as of September 30, 2003. Consistent with the accounting policy adopted in 2002, we used a fair value approach to test our existing goodwill for impairment at September 30, 2003. The market approach was used to determine the fair value of the reporting unit. Under the fair value approach, the quoted market prices in active securities markets are used as the basis for the determination of fair value. The fair value so determined indicated no impairment of goodwill existed as of September 30, 2003. Additionally, in accordance with SFAS No. 144, we conducted an evaluation of the carrying values of our identifiable intangible assets and found no impairment existed as of September 30, 2003.

Stock-Based Compensation

We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and accordingly account for employee stock-based compensation utilizing the intrinsic value method. SFAS No.123, “Accounting for Stock-Based Compensation,” established a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure only alternative under SFAS No.123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS Statement No. 123”. This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We adopted the increased disclosure requirements of SFAS No. 148 during the year ended December 31, 2002. We will continue to use the intrinsic value method of accounting for stock-based employee compensation. The additional disclosures required by SFAS No. 148 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss applicable to common stockholders, as reported	$(1,099,991)	$(20,488,114)	$(3,506,136)	$(28,750,089)
Add: Stock based employee compensation expense included in reported net loss applicable to common stockholders, net of tax	—	—	—	—
Deduct: Total stock based employee compensation expense determined under the fair value based method of all awards, net of tax	(605,389)	(614,042)	(1,816,146)	(1,822,951)

Pro forma net loss applicable to common stockholders	$(1,705,380)	$(21,102,156)	$(5,322,282)	$(30,573,040)

Net loss applicable to common stockholders per basic and dilutive shares:
As reported	$(0.03)	$(0.97)	$(0.10)	$(1.44)
Pro forma	$(0.05)	$(1.00)	$(0.15)	$(1.53)

In 2002 the Company’s Board of Directors authorized the repricing of employee options to purchase 2,610,110 shares of common stock from exercise prices ranging between $1.44 and $12.17 per share to an exercise price of $1.37 per share, which represented the fair market value of our common stock on the date of the repricing. These options are subject to variable plan accounting, as defined in FASB Interpretation No. 44. There were no charges to earnings required during the nine-months ended September 30, 2003 related to fluctuations in our stock price. As of September 30, 2003, options to purchase 1,933,167 shares of common stock are outstanding and subject to variable plan accounting.

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

Liquidity and Capital Resources

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. In October 2002, we received $3 million from a license fee for our intellectual property. Despite this, revenues from products and services have fallen dramatically and there can be no assurances that we will be able to secure additional license fees of this magnitude or at all during the coming twelve months. Furthermore, given the continued volatility of the global securities markets and, in particular, the market for the securities of technology companies, as well as the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure additional debt or equity financing. Our failure to maintain adequate liquidity and working capital would have a material adverse effect on the Company, our financial condition and results of operations.

We incurred operating losses through 2002 and in the first three quarters of 2003, and we continue to incur operating losses at this time. While the development and introduction of our new products continues, our actual sales revenue has declined significantly over the last year and continues to be at a low level. In response, in 2002, we reduced our activity level in marketing, sales and administration and implemented cost reduction programs primarily in employee headcount, the use of independent software subcontractors and the level of expenses for development, travel and administration.

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

Since our projected levels of revenues from products and services are not being achieved and additional financing has not been completed, management has implemented plans to further reduce the operating expense cash flow requirements to allow the Company to continue in business. On August 1, 2003, we implemented a permanent salary reduction plan, adjusted fringe benefit packages, and reduced headcount to further reduce costs. In August 2003 our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company’s cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. At the present time such advances are unsecured, due upon demand and accrue interest at the affilate’s cost of funds. Subsequent to September 30, 2003, the Board of Directors, with the Chief Executive Officer abstaining, approved the Company formalizing an agreement with the affiliate in the form of a $500,000 line of credit secured by all the assets of the Company with interest at the affiliate’s cost of funds which is currently 21% and a one year term renewable by mutual agreement of the parties.

While the dilutive effect might be significant, the Company continues to receive inquires from interested investors to provide equity financing using a variety of alternatives and the Company is pursuing these alternatives. Although there can be no assurances that we will obtain additional capital, management is committed to achieving or exceeding its base operating plan for 2003 and intends to implement those additional cost reductions and improvements in cash flow necessary to achieve this success.

In July 2003, we engaged iCapital Finance, Inc. of Irvine, California as the Company’s investment banking firm to assist us in structuring financing, providing access to capital resources, identifying candidates for marketing and distribution alliances, and to advise the Company on other strategic decisions. In September 2003 we established a sales representation relationship with Latin American Sales Solutions Consultants for our product offerings into the Latin American market. We continue to explore and negotiate strategic alliance relationships to market our new products and would also provide financial support.

There can be no assurances that we will obtain additional capital or continue to receive funds from the affiliate of the Company as described above. If we are not successful in obtaining financing or other capital, the ability of the Company to continue operations at this level will be seriously impaired.

Cash flows

Operations used approximately $2,644,000 of cash in the first nine months of 2003 compared to approximately $6,660,000 in the first nine months of 2002. The use of cash by operations in the first nine months of 2003 resulted from the net loss for the first three quarters and changes in operating assets and liabilities that were offset in part by non-cash charges related to depreciation and amortization, non-cash settlement of debt and advances to directors and the issuance of stock in payment of deferred compensation. The most significant changes in operating assets and liabilities relate to collection of accounts receivable offset by an increase in other current assets comprised primarily of prepaid compensatory stock issued for investment banking and consulting services in July and August 2003. The use of cash by operations in the first nine months of 2002 resulted from the net loss for the first three quarters which was offset in part by net cash from changes in operating assets and liabilities, non cash charges related to depreciation, amortization and provision for restructuring costs and the repayment of an advance by one of our officers.

Cash flows used in investing activities were not material during the nine months ended September 30, 2003. Cash provided by investing activities during the first nine months of 2002 amounted to approximately $238,000 and related to the decrease in other assets primarily from the reclassification of a restricted cash deposit related to our intellectual property litigation to cash. The Company does not have or anticipate any significant capital equipment requirements at this time.

Cash flows provided by financing activities of approximately $13,800 during the first nine months of 2003 relate to cash advances from an affiliate offset in part by a settlement of a note payable to a former officer and director of the company. Cash provided from financing activities in the first nine months of 2002, approximately $2,756,000, represents the proceeds of employee stock option exercises and the sale of common stock to a group of private investors in May 2002, partially offset by scheduled payments of long-term debt.

Borrowing Arrangements

Other than the anticipated line of credit with the affiliate of the Company as described above, we currently have no outstanding bank loans, lines of credit, or credit facilities. See comments under Liquiidity and Capital Resources above with respect to current advances received from an affiliate of the Company.

Working Capital (Deficiency)

Our working capital (deficiency) was approximately ($821,000) at September 30, 2003 compared with positive working capital of approximately $1,609,000 at December 31, 2002. See comments under Liquidity and Capital Resources above.

Results of Operations

Our operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors. After the acquisition of CyberStorage Systems Corporation in September 2000, we commenced a corporate-wide restructuring, including the expansion of our North America sales territories to seven regions; the initiation of a plan to re-establish our re-seller sales channel; consolidation of our European sales, marketing and service organizations; and implemented strategic marketing initiatives and programs for product development and repositioning. Although we believed these actions and the introduction of our new products in 2002 and 2003 would provide the revenue growth that would enable us to return to profitability, has not yet materialized due to the time and difficulty of finding and training qualified channel partners. We have concluded a distribution agreement for Latin America, and continue to pursue reseller partnerships in the United States, Asia, and Europe.

Revenue

Revenues from sales of products and services for the three-month and nine-month period ended September 30, 2003 were $215,047 and $640,807 compared to $618,731 and $1,971,728 for the respective periods in 2002. The reduction in revenues relates to continued concentration on the realignment and refocus of our core business activity toward the Storage Wide Area Networking (SWAN) market segment for our CyberNAS Network Attached Storage and CyberVSA Storage Operating System. For the three month period ended September 30, 2003, U.S. domestic product sales and international product sales were 86% and 14%, respectively, of total revenues from products and services compared to 63% and 37% for the same period in 2002. For the nine month period ended September 30, 2003, U.S. domestic product sales and international product sales were 94% and 6%, respectively, of total revenues from products and services compared to 65% and 35% for the same period in 2002.

Cost of Products and Services

Product and service costs for the three month period and nine month period ended September 30, 2003 were $218,442 and $697,114, or 102% and 109% of revenue from products and services, compared to $2,615,045 and $3,935,185, or 423% and 200% of revenue from products and services for the respective periods in 2002. The decrease in the costs as a percentage of revenue from 2002 to 2003 is primarily related to an increase in the inventory reserve during the third quarter 2002 of approximately $2,000,000.

Gross Profit

Gross profit (loss) on the sale of products and services and the percentage of sales represented by such gross profit (loss) are summarized as follows:

Nine months ended September 30, 2003	Six months ended June 30, 2003	Three months ended March 31, 2003
(In thousands except for % of sales amounts)
Gross profit (loss)	$(3)	(1.6%)	$(52)	(12.4%)	$31	11%

Nine months ended September 30, 2002	Six months ended June 30, 2002	Three months ended March 31, 2002
(In thousands except for % of sales amounts)
Gross profit (loss)	$(1,963)	(100%)	$33	2.4%	$44	5.7%

Gross profits were reduced from the first quarter 2003 to the second quarter 2003 due to reduced revenue levels and the fixed nature of certain factory, technical support and service costs. Gross losses were then slightly improved from second quarter 2003 to the third quarter 2003 due to an increase in quarterly revenues with improved margins on product sales. Gross losses were improved for the nine month period ended September 30, 2003 as compared to the same period in 2002 due to inventory reserves of approximately $2,000,000 during the third quarter of 2002.

Cost of License Fees

Costs associated with the enforcement of our patent and other intellectual property rights for the three month period and nine month period ended September 30, 2003 were $188,468 and $717,549, respectively, compared to $623,039 and $2,608,116 for the corresponding periods in 2002. These costs relate to legal fees for counsel and experts consulting fees and expenses incurred in connection with the enforcement of our patent and other intellectual property rights. Costs in 2002 were greater than 2003 due to amounts incurred in the UK trial relating to the enforcement of our intellectual property that took place during June 2002.

Research and Development Expenses

Research and development expenses for the three month period and nine month period ended September 30, 2003 were $220,413 and $865,984, respectively, compared to $570,014 and $2,456,143 for the corresponding periods in 2002. The overall decrease in costs relating to research and development relates primarily to reductions in staffing and reduction in the use of outside contractors for projects.

Selling and Marketing Expenses

Selling and marketing expenses for the three month and nine month periods ended September 30, 2003 were $115,449 and $439,565, respectively, compared to $545,916 and $2,489,103 for the corresponding periods in 2002. The overall decrease in selling and marketing expenses results from the restructuring of our internal sales and marketing organization, utilization of value-added resellers and reduced headcount.

General and Administrative Expenses

General and administrative expenses for the three month and nine month periods ended September 30, 2003 were $425,993 and $1,159,402, respectively, compared to $1,484,831 and $3,013,192 for the corresponding periods in 2002. General and administrative expenses for 2002 included an increase in the allowance for doubtful accounts and increased legal fees relating to equity financing and other corporate matters. These expenses were further decreased during 2003 by staff reductions and reduced overhead costs.

Amortization of Intangibles

Amortization of other intangible assets for the three month and nine month periods ended September 30, 2003 amounted to $144,000 and $432,000, respectively, compared to $193,821 and $627,714 for the corresponding periods in 2002. The decrease in amortization relates to the impairment and related write down of other identifiable intangible assets on September 30, 2002.

Other Income (Expense), Net

Interest income (expense), net for the three month and nine month periods ended September 30, 2003 was $(7,015) and $(16,577), respectively, compared to $62,755 and $43,301 for the corresponding periods in 2002. Interest expense was reduced in 2003 due to the settlement of two notes payable late in 2002 and in April of 2003. Interest income was also reduced in 2003 due to reduced cash balances.

Other income, net of other expenses, for the three month and nine month periods ended September 30, 2003 amounted to $4,742 and $198,843, respectively, compared to $4,005 and $20,274 for the corresponding periods in 2002. Other income for 2003 primarily represents the gain on settlement of a note payable and accrued compensation due to a former officer and director. These gains were offset in part by the forgiveness of advances to three directors during the second quarter of 2003. The total amount of advances to directors forgiven amounted to $130,150, including accrued interest. Other income for 2002 relates primarily to translation adjustments with our European subsidiaries.

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

Operations     The Company no longer manufactures its own proprietary hardware and has successfully ported its software products to operate on widely available commodity server hardware. Virtually all of the Company’s hardware configurations are available from multiple sources on a subassembly or fully configured basis, usually on an off-the-shelf delivery. Manufacturing activity is now limited to systems integration, final test, quality control and production of CD’s for software license sales. As volumes increase these activities may also be outsourced.

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

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk.

We have the market risk inherent in financial instruments that relates primarily to fluctuations in the prime rate of interest to be charged under the terms of the several promissory notes due to our Chief Executive Officer and other affiliate.

ITEM 4.     Controls and Procedures.

The Company carried out an evaluation, as of September 30, 2003, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 1.     Legal Proceedings.

In December 2001, Marketlink Technologies, LLC filed a civil action against the Company in the Circuit Court for Oakland County, Michigan, alleging that the Company owed them a $156,000 termination payment under the terms of a manufacturers representative agreement that the Company terminated for cause in April 2001 because of Marketlink’s inability to sell the Company’s products and perform the services required by the agreement. In January 2002, the Company filed counterclaims against Marketlink in this matter, including a claim for breach of contract. The Company believes that Marketlink’s claims are without merit and denies all allegations. Further, the Company intends to vigorously defend this action. The discovery phase has been concluded and a trial date, previously set for August 2003, has been rescheduled for December 2003. We are unable to predict any outcome concerning this matter, but we do not believe that costs and expenses associated with defending this claim will have a material effect on our business, operating results or financial condition.

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

These actions were referred to a court appointed mediator with an initial mediation date in April 2002 and such mediation has continued to the present time without any mutually agreeable basis for settlement having been reached. A trial date was scheduled for November 10, 2003. However, on October 21, 2003 the Court “Ordered that all matters in this case are stayed pending the resolution of plaintiff’s and defendants’ motions for summary judgment.”

On September 23, 2002, Veritas asserted a counter claim for patent infringement with respect to patent number U.S. 5,812,753 entitled “ Methods for Initializing or Reconstructing Data Consistency Within an Array of Storage Elements.” We believe that this claim is without merit and intend to vigorously defend this action. Activity is proceeding on this matter. A trial date has been set for May 2004.

ITEM 2.     Changes in Securities and Use of Proceeds.

During the quarter ended September 30, 2003 the Company issued 67,000 shares of restricted common stock for investment banking services. These shares were issued with reliance on an exemption from registration requirements provided in Section 4(2) of the Securities Act of 1933.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on July 9, 2003 the following matters were voted:

Proposal 1—The following individuals were elected to the Board of Directors:

	Votes For	Votes Withheld

Theodore J. Goodlander	34,852,803	560,483

Edward A. Gardner	34,850,975	562,311

Steven S. Chen	34,863,475	549,811

Roger E. Gauld	35,166,142	247,144

Thomas A. Wooters	35,172,142	241,144

Proposal 2—The vote to ratify the action of the Board of Directors in appointing BDO Seidman, LLP as the Company’s auditors for the year ending December 31, 2003 was:

Votes For	Votes Against	Votes Withheld
35,235,893	132,749	44,644

ITEM 5.     Other Information.

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

(b)     Reports On Form 8-K

In our Report on Form 8-K filed on July 9, 2003 we reported a press release announcing that we have retained the firm of iCapital Finance, Inc to provide investment banking services.

In our Report on Form 8-K filed on August 1, 2003 we reported a two press releases announcing first, that the Court of Appeal in London dismissed our appeal involving European Patent (UK) 0,294,287 which was judged to be invalid in an action against Hitachi Data Systems Limited in August 2002 and, second, that The American Stock Exchange (AMEX) has accepted our plan to regain compliance with the AMEX continuing listing standards.

In our Report on Form 8-K filed on August 19, 2003 we reported a press release announcing our results of operations for the second quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORAGE COMPUTER CORPORATION

Registrant

By: /s/ PETER N. HOOD
Peter N. Hood Chief Financial Officer

Date: November 14, 2003