Form 10-K
period 2003-12-31
STORAGE COMPUTER CORP
filed 2004-04-14
CIK 933452

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 2003 or

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

The aggregate market value of the common stock of the registrant held by non-affiliates was approximately $13,801,000 as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter. On April 14, 2004 there were issued and outstanding 38,900,125 shares of the registrant’s common stock, with a par value of $0.001.

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

DOCUMENTS INCORPORATED

BY REFERENCE

Part III incorporates by reference portions of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on July 15, 2004 which the Company intends to file within 120 days after the end of the fiscal year ended December 31, 2003.

STORAGE COMPUTER CORPORATION

PART I

ITEM 1. BUSINESS

The Company

Storage Computer Corporation (the “Company “SCC” or “we”), a pioneer in RAID (“Redundant Array of Independent Disks”) technology is a provider of high performance storage software solutions focused on developing advanced storage architectures to address the emerging needs of high-bandwith and other “performance-impaired” applications. Storage Computer’s technology supports a variety of applications including advanced database activities, wide are network storage and sophisticated business continuity topologies including:

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

Our performance-optimized Virtual Storage Architecture™, product line combines intelligent controller, disk drive, and memory technology with patented memory mapping techniques and a powerful real-time operating system to deliver high-performance and data protection across the mix of applications found in today’s open system environments.

Company History

The Company was incorporated in Delaware in 1991. Initial work began in late 1984 with the development of RAID technologies within a predecessor company Cab-Tek, Inc. From 1984 to 1990, products at RAID levels 3, 4, 5 and 6 were developed and tested. Development then commenced on the Virtual Storage Architecture to overcome the performance bottlenecks inherent in other RAID implementations and to achieve fault tolerant storage without impeding performance. The resulting patented technology was transferred to the newly established Storage Computer Corporation in August 1991.

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

With new products now in place and having the benefit of owning potentially lucrative intellectual property patent rights the Company is implementing its plan to form strategic alliances with distribution partners. With these alliances in place the Company anticipates that the resulting revenue growth will return the Company to profitability.

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

Significant market shifts have occurred over the past several years with increased focus on networking elements. Momentum has been gained in the deployment of Storage Area Networks (SAN) and Network Attached Storage (NAS). Momentum in these areas is based on the implementation of advanced high speed networking technologies. With the increased deployment of Gigabit Ethernet as well as Optical networks, storage methods based on IP (Internet Protocol) networks is gaining strength. We believe this model will create an optimal purchasing dynamic for customers, where storage will be purchased “on demand” and result in reduced cost of acquiring and managing storage.

Market Positioning

The Company is directly focused on the networked storage market. Our NAS (Network Attached Storage) appliance is now generally available. During 2000, we introduced the CyberBorg storage system, which is a high speed, high performance SAN (Storage Area Network) component with various connectivity options. Industry research has shown that over the next several years market adoption will increasingly focus on converged storage systems, those which combine the best elements of NAS and SAN topologies.

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

Product Line

CyberNAS:

The CyberNAS is a Network Attached Storage software package, which is modular and scalable and can be targeted to a wide range of end users. The product combines a disk storage subsystem, RAID implementation and file server all in one. The file system supports Microsoft Windows environment (CIFS), Unix (NFS) and AppleShare. The CyberNAS also has a diverse set of connectivity options including Ethernet, Gigabit Ethernet (wire speed) and OC12/48 (optical carrier).

CyberVSA Storage Operating System ‘CyberVSA’ has proven its ability to double, triple, even quintuple the performance of database applications in over 3,000 customer installations by providing Virtual Solid State disk capability. The CyberVSA was ported from proprietary hardware to open systems hardware, and renamed “CyberVSA” Storage Operating System to reflect its open systems capabilities The CyberVSA virtual storage architecture product takes advanced high performance storage solutions to the next generation. The CyberVSA’s central intelligence and storage management software can manage a network of intelligent heterogeneous server and storage devices to enable real-time optimization of storage operations. This capability, combined with the ability to logically distribute data streams across any number or combination of physical disks creates optimal efficiency while enabling the highest attainable performance in an enterprise storage environment. Sold as software as well as integrated hardware/software solutions through partners, the CyberVSA offers a full range of advanced state of the art storage solutions including Virtualization, High Performance Throughput, Dynamic Storage Growth, extensive Storage Resource Management and more. The CyberVSA has been architected to accommodate all existing storage interconnectivity standards, thus allowing it to function within existing data center structures. Employing a patented paging memory technology along with an RTOS kernel, the CyberVSA has been demonstrated to be the fastest storage management solution available.

Legacy Products (Available by customer order only)

Storage Computer Cyber Ultra

The Cyber Ultra Series is designed for low to mid tier storage hardware applications. The unit delivers multi-channel 160MB/sec Ultra160 SCSI-3 throughput to both host and devices with an option for two Dual Loop Fibre to the Host channels. This is offered in a broad range of capacity configurations featuring sophisticated array management tools and intelligent, new, backplane, SCA cabinetry designed to provide enhanced data reliability and configuration flexibility.

The system doubles, and sometimes triples, the performance of traditional Ultra SCSI-3 RAID systems, is seamlessly compatible with older SCSI technology, and is ready to take full advantage of an upgrade to Fibre Channel technology at the host level. The Cyber Ultra is configurable from 72GB to 16TB with half height 18GB, 36GB, 73GB, 147GB, and 15,000-RPM Ultra160 SCSI-3 drives. The Ultra is scalable to multi-terabyte capacities.

Storage Computer CyberFibre

The CyberFibre is a SAN ready hardware solution entailing multiple host connections and flexibility to adapt to the most taxable storage applications. The system supports online dynamic addition of disk capacity to existing RAID set(s), With support for 18GB, 36GB, 73GB, 147GB and greater 10,000 and 15,000RPM drive configurations and up to 512 MB of cache per controller, the Storage Computer CyberFibre scales to 120 disk drives on a single controller. Systems are scalable to Multi-Terabyte configurations. New rackmount cabinets feature environmental monitoring and alert systems, with redundant hot swappable power supplies and cooling fans. Utilizing 15,000RPM fiber drives, high-performance systems can be initially configured with as few as 5 disk drives, and expanded to 120 disk drives on a single controller as capacity requirements grow. Remote access capability allows system setup, diagnostics and maintenance procedures to be performed from remote locations. An interactive host-based Graphical User Interface provides local monitoring and control of system performance. User-selectable remote notification mechanisms include e-mail, pagers and text files to alert designated personnel of system changes. SNMP-based remote monitoring and control of system operations is optional.

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

Licensing

During 2001 and 2002, we entered into three agreements concerning the licensing of our intellectual property. In December 2001, we entered into an agreement with XIOTech Corporation and its parent company, Seagate Technology, Inc. under which we granted to XIOTech a fully paid up, non-exclusive license in one of our patents in return for a one-time royalty payment of $2,500,000. At the same time we also entered into a royalty free cross license agreement with XIOTech covering all of XIOTech’s and the Company’s respective patents. In October 2002, we entered into an agreement with Hitachi, Ltd. pursuant to which we granted to Hitachi a fully paid up, non-exclusive license to use our patents and to sell Hitachi products that may be subject to a claim in any of our patents. In return for the license grant, Hitachi agreed not to oppose an appeal we filed in the Court of Appeal in London. During March 2001 we filed legal actions against Hitachi Data Systems Limited in the United Kingdom for infringement of two of the European patents in our intellectual property portfolio. Hitachi filed a counterclaim against the Company alleging that these two patents were invalid. The trial was completed in July 2002 and in August 2002 the Judge ruled that neither of our patents was shown to be valid in the United Kingdom or infringed by Hitachi. On October 17, 2002, the judgment for the defendant, Hitachi, on their counterclaim was entered and our European Patent (UK) 0,294,287 (‘287) and European Patent (UK) 0,539,494 were revoked. The Order for the revocation of the ‘287 Patent was stayed pending appeal and we were granted permission to appeal the judgment so far as it concerns the ‘287 Patent. It was also ordered by consent of the parties that there be no order as to costs. On October 31, 2002 we filed an appeal with the Court of Appeal seeking that the judgment with respect to the ‘287 Patent be set aside and that the Court of Appeal find that the claims of the ‘287 Patent are valid, that Hitachi infringes the claims of the patent and that there be a certificate of contested validity in respect of the claims of the ‘287 Patent. On July 30, 2003, the Court of Appeals in London dismissed our appeal. See Item 3-Legal Proceedings.

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

International. We have established several different operational methods in order to develop international markets. While we have temporarily closed the operations of our European sales organizations, in 2004 we plan to use distributors and value-added resellers to penetrate certain international markets and maximize returns on our marketing and sales efforts.

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

For the year ended December 31, 2003, product sales of $459,000 to one customer, Compuserve, were in excess of 10% of consolidated revenue. For the year ended December 31, 2002, license fees received from EMC Benelux BV and from XIOTech Corporation during the year ended December 31, 2001, each represented in excess of 10% of total consolidated revenues in those years. In addition, product sales of $1,350,000 to one customer, World Domination, Inc. were in excess of 10% of 2001 consolidated revenue.

Revenues by geographic area are summarized as follows:

	United States	Europe	Total
2003
Revenues
Products and services	$1,045,038	$—	$1,045,038
License fees	—	—	—

	$1,045,038	$—	$1,045,038

2002
Revenues
Products and services	$1,842,273	$529,837	$2,372,110
License fees	3,000,000	—	3,000,000

	$4,842,273	$529,837	$5,372,110

2001
Revenues
Products and services	$5,310,011	$1,237,616	$6,547,627
License fees	2,500,000	—	2,500,000

	$7,810,011	$1,237,616	$9,047,627

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

Our total expenses for research and development for fiscal years 2003, 2002, and 2001 were $971,000, $2,759,000, and $4,335,000, respectively. Research and development efforts in 2004 are expected to be at a lower level than prior years and are expected to be focused on increasing the individual capabilities and performance of existing products and developing new value added software products to provide our installed base with greater functionality, as well as to attempt to expand that installed base.

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

Employees

As of December 31, 2003, we had 17 full time employees. Our ability to develop and market our products and to establish and maintain a competitive position in our industry will depend, in large part, upon our ability to attract and retain qualified technical, marketing and managerial personnel, of which there can be no assurance. We consider our relations with our employees to be good. None of our employees are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

We currently lease from an affiliate a 35,000 sq. ft. facility that is occupied by our research and development and administrative operations in Nashua, New Hampshire. In 2003, we paid annual rental of $311,904 to lease this facility. In December 2000, we executed a five-year operating lease for these facilities, which provides for annual adjustments to the monthly rental payment based upon the previous year’s consumer price index. The lease has a five-year renewal option, exercisable at our election, and does not provide us with a purchase option for the property. The current monthly rental is $ 25,992, which we believe was comparable to rentals of similar properties in the area and indicative of the fair market rental that could be obtained from an unrelated third party in an arm’s-length transaction, as of the date we entered into such lease. See Item 13—Certain Relationships and Related Transactions. We believe that all our properties and premises are adequately protected by insurance coverage. We believe that our existing facilities are adequate for our current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS

In December 2001, Marketlink Technologies, LLC filed a civil action against the Company in the Circuit Court for Oakland County, Michigan, alleging that the Company owed them a $156,000 termination payment under the terms of a manufacturers representative agreement that the Company terminated for cause in April 2001 because of Marketlink’s inability to sell the Company’s products and perform the services required by the agreement. In January 2002, the Company filed counterclaims against Marketlink in this matter, including a claim for breach of contract. The case was tried in December 2003. Following the trial, the Court entered its order finding that the Company is liable to Marketlink for the $156,000. Several post-order motions are currently before the Court that will affect the final amount due. The Company is considering an appeal.

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

These actions were referred to a court appointed mediator with an initial mediation date in April 2002 and such mediation concluded without any mutually agreeable basis for settlement having been reached. A trial date was scheduled for November 10, 2003. However, on October 21, 2003 the Court ordered that all matters in this case are stayed pending the resolution of plaintiff’s and defendants’ motions for summary judgment. On March 12, 2004 the court issued a memorandum opinion granting the Veritas entities motion for summary judgment holding that there is no evidence that patents in question are infringed by the Veritas entities. To date the court has not entered a final judgment in the case.

On September 23, 2002, Veritas asserted a counter claim for patent infringement with respect to patent number U.S. 5,812,753 entitled “ Methods for Initializing or Reconstructing Data Consistency Within an Array of Storage Elements.” On November 18, 2003 the court issued an order staying all proceedings in the case until there is a final resolution of the reexamination, requested by the Company on September 23, 2003, of the patent by the U.S. Patent and Trademark Office. We believe that this claim is without merit and intend to vigorously defend this action. It is not possible at this time to predict either the timing of a final resolution or the reexamination of the patent or the likelihood or range of any potential outcome in the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the American Stock Exchange under the symbol “SOS”.

The following table sets forth the range of the high and low sales prices for our Common Stock for the fiscal years ended December 31, 2003 and 2002, as reported by the American Stock Exchange.

FISCAL 2003	High	Low
First Quarter	$.62	$.24
Second Quarter	1.08	.33
Third Quarter	.85	.35
Fourth Quarter	.61	.32

FISCAL 2002	High	Low
First Quarter	$7.95	$5.10
Second Quarter	6.49	3.00
Third Quarter	4.09	.21
Fourth Quarter	.42	.17

On April 13, 2004, there were 456 record holders of our Common Stock. We believe the actual number of beneficial owners of the Common Stock is in excess of 5,000 holders because many of the shares of our Common Stock are held in custodial or nominee accounts for the benefit of persons other than the record holder.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future on our common stock.

During the first quarter of our fiscal year 2004, our common stock traded at prices ranging from a low sales price of $.37 to a high sales price of $.87.

ITEM 6. SELECTED FINANCIAL DATA

The following data, insofar as it relates to the three fiscal years 2001 through 2003 has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002, and the related Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003, and notes thereto. The data, insofar as it relates to the Consolidated Balance Sheet Data as of December 31, 2001, December 31, 2000 and December 31, 1999, and the Consolidated Statements of Operations Data for the fiscal years 2000 and 1999, has been derived from our historical consolidated financial statements for such periods.

	Year ended December 31
	2003	2002	2001	2000	1999
	(in thousands, except for per share data)
Statement of Operations Data
Revenues:
Products and services	$1,045	$2,372	$6,548	$6,506	$10,526
License fees	0	3,000	2,500	0	0

Total revenues	1,045	5,372	9,048	6,506	10,526

Costs and expenses:
Cost of products and services	1,447	4,079	5,546	6,525	6,303
Costs of license fees, primarily legal costs	792	3,717	2,311	0	0
Research and development	971	2,759	4,335	1,497	1,981
Selling and marketing	530	2,778	4,408	2,262	4,099
General and administrative	1,445	3,606	3,110	2,316	2,357
Amortization of intangibles	576	772	2,832	836	0
Impairment of goodwill	0	14,281	0	0	0
Impairment of identifiable intangible assets	0	976	0	0	0
Restructuring costs	0	0	0	800	0

Total costs and expenses	5,761	32,968	22,542	14,236	14,740

Operating loss	(4,716)	(27,596)	(13,494)	(7,730)	(4,214)

Other income (expense)	(33)	224	277	(430)	(562)

Loss before income taxes	(4,749)	(27,372)	(13,217)	(8,160)	(4,776)

Provision (benefit) for income taxes	0	(200)	0	1,816	(200)

Net loss	(4,747)	(27,172)	(13,217)	(9,976)	(4,576)

Dividends on preferred stock including amortization of the beneficial conversion features	(18)	(636)	(7,709)	(10,075)	0

Loss applicable to common stockholders before cumulative effect of change in accounting principle	(4,767)	(27,808)	(20,926)	(20,051)	(4,576)

Cumulative effect of change in accounting principle	0	0	0	(810)	0

Net loss applicable to common stockholders	$(4,767)	$(27,808)	$(20,926)	$(20,861)	$(4,576)

Loss available to common stockholders before cumulative effect of change in accounting principal per basic and dilutive share	$(0.13)	$(1.33)	$(1.32)	$(1.57)	$(0.40)

Net loss available to common stockholders per basic and dilutive share	$(0.13)	$(1.33)	$(1.32)	$(1.64)	$(0.40)

Balance Sheet Data
Cash and cash equivalents	$73	$2,681	$5,628	$14,852	$1,182
Working capital (deficiency)	(1,567)	1,609	9,126	16,327	429
Total assets	5,773	9,874	33,710	45,118	14,229
Long-term obligations	0	0	328	1,489	1,060
Redeemable preferred stock	0	1,213	3,725	12,557	0
Stockholders’ equity	2,420	5,151	26,543	26,984	4,017

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

Introduction

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the three-year period ended December 31, 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 15 of this annual report.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Our management is also required to make certain judgments that affect the reported amounts of revenues and expenses during the reporting period. We periodically evaluate our estimates including those relating to the allowance for doubtful accounts; inventory reserves for lower of cost or market adjustments, excess quantities and discontinued products; estimated lives and impairment of tangible and intangible long-life assets; restructuring costs; litigation and other contingencies. We base our estimates on historical experience and various other assumptions that we believe to be reasonable based on the specific circumstances, the results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the following critical accounting policies impact the most significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

We recognize revenue from product sales at the time of shipment, provided that the price is fixed and determinable, no significant obligations remain, collectability is probable and returns are estimable. Revenue is recognized at the time of shipment since the terms of shipment are FOB shipping point and legal title to the equipment passes to the customer at this time. We consider post shipment obligations such as installation and training to be relatively insignificant given the underlying nature of the equipment and of its installation. Revenue from services is recognized over the contract period or as services are provided. Revenue from license fees is recognized over the contract period or when received for fully paid license agreements. These revenue accounting policies do not require significant estimates by management.

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

A fair value approach was used to test existing goodwill for impairment. The effective date of the fair value determinations for the initial impairment of goodwill was September 30, 2002 due to several triggering events including an unfavorable decision in patent litigation in the UK High Court, London, a decline in our stock price of approximately 76% during August 2002, and a reorganization of our management team to refocus our efforts on the Storage Wide Area Networking (SWAN) market during

August 2002. The market approach was the method used to determine the fair value of the reporting unit. Under the fair value approach, the quoted market prices in active securities markets are used as the basis for the determination of fair value. The fair value used for measuring impairment indicated by our stock price was also supplemented by the valuations indicated by a portfolio of comparable publicly traded companies. This valuation approach resulted in the determination of a goodwill impairment charge of $14,281,336 in accordance with SFAS No. 142 as of September 30, 2002.

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

Our annual evaluation of goodwill required under SFAS No. 142 was conducted as of September 30, 2003. Consistent with the accounting policy adopted in 2002, we used a fair value approach to test our existing goodwill for impairment at September 30, 2003. The market approach was used to determine the fair value of the reporting unit. Under the fair value approach, the quoted market prices in active securities markets are used as the basis for the determination of fair value. The fair value so determined indicated no impairment of goodwill existed as of September 30, 2003. Additionally, in accordance with SFAS No. 144, we conducted as evaluation of the carrying values of our identifiable intangible assets and found no impairment existed at September 30, 2003.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS Statement No. 123”. This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No.148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS No. 148. We will continue to use the intrinsic value method of accounting for stock-based employee compensation.

The additional disclosures required by SFAS No. 148 are as follows:

	December 31,
	2003	2002	2001
Net loss applicable to common stockholders, as reported	$(4,767,017)	$(27,807,803)	$(20,926,474)
Deduct: Total stock based employee compensation expense determined under the fair value based method of all awards	(2,421,415)	(2,468,151)	(3,492,507)

Pro forma net loss applicable to common stockholders	$(7,188,432)	$(30,275,954)	$(24,418,981)

Net loss applicable to common stockholders per basic and dilutive shares:
As reported	$(0.13)	$(1.33)	$(1.32)
Pro forma	$(0.20)	$(1.45)	$(1.54)

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

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent on the successful expansion of the Company’s share of the market for its software, controlling costs and securing new financing. Management’s efforts in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We incurred operating losses through 2003 and we continue to incur operating losses at this time. While the development and introduction of our new products continues, our actual sales revenue has declined significantly over the last year and continues to be at a low level. In response, we have reduced our activity level in marketing, sales and administration and implemented cost reduction programs primarily in employee headcount, the use of independent software subcontractors and the level of expenses for development, travel and administration.

Our operating plan and related cash flow projections for 2003 were estimated by management anticipating only a base level of revenue from sales of our new products to new and existing customers and product upgrades, replacements parts and maintenance services from our existing customer base. We did not include any potential revenues from license fee activities. We initially projected our costs and expenses using our current level of operating expenses for our core business activity and only the minimum requirements for the defense of our intellectual property.

Since our projected levels of revenues from products and services have not been achieved and additional financing has not been completed, management has implemented plans to further reduce the operating expense cash flow requirements to allow the Company to continue in business. On August 1, 2003, we implemented a permanent salary reduction plan, adjusted fringe benefit packages, and reduced headcount to further reduce costs. In August 2003 our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company’s cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. Originally such advances were unsecured, due upon demand and accrued interest at the affiliate’s cost of funds. Subsequently, the Board of Directors, with the Chief Executive Officer abstaining, approved the Company formalizing the agreement with the affiliate in the form of a $500,000 line of credit secured by all the assets of the Company with interest at the affiliate’s cost of funds which is currently 21% and a one year term renewal by mutual agreement of the parties.

While the dilutive effect might be significant, the Company continues to receive inquires from interested investors to provide equity financing using a variety of alternatives and the Company is pursuing these alternatives. Although there can be no assurances that we will obtain additional capital, management is committed to achieving or exceeding its operating plan for 2004 and intends to implement those additional cost reductions and improvements in cash flow necessary to achieve this success.

In July 2003, we engaged iCapital Finance, Inc. of Irvine, California as the Company’s investment banking firm to assist us in structuring financing, providing access to capital resources, identifying candidates for marketing and distribution alliances, and to advise the Company on other strategic decisions. In September 2003 we established a sales representation relationship with Latin American Sales Solutions Consultants for our product offerings into the Latin American market. In April 2004 we signed a strategic alliance partnership agreement with MTC direct (Micro Technology Concepts, Inc.) MTC Direct will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution and private labeling worldwide. We continue to explore and negotiate strategic alliance relationships to market our new products and who would also provide the Company financial support.

The Company received notification from the American Stock Exchange (AMEX) on April 29, 2003 that the Company was not in compliance with certain listing standards relating to stockholders’ equity and net losses. In June 2003 the Company submitted a plan to AMEX setting forth a plan for compliance with the AMEX continuing listing standards. On July 28, 2003, AMEX notified the Company that it had accepted the proposed plan and granted an extension until October 31, 2004 to regain compliance. During such period, the Company’s common stock will continue to trade on AMEX and the Company will be subject to periodic review of its progress consistent with its plan.

A delisting of our common stock from AMEX would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our access to the capital markets and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all.

There can be no assurances that we will obtain additional capital or continue to receive funds from the affiliate of the Company as described above. If we are not successful in obtaining financing or other capital, the ability of the Company to continue operations at this level will be seriously impaired.

Cash flows

Our cash flows, cash and cash equivalents, and working capital for the two years ended December 31, 2003 are summarized as follows:

	2003	Change	2002
Net cash used in operations	$(3,167)	$2,398	$(5,565)
Net cash provided (used) in investing activities	(13)	(353)	340
Net cash provided in financing activities	572	(1,611)	2,183
Cash and cash equivalents	73	(2,608)	2,681
Working capital (deficiency)	(1,567)	(3,176)	1,609

The Company used cash $3,167,000 to fund operations in 2003. The cash used in operating activities was principally the result from a net loss of $4,749,000 off set by non-cash expenses of $1,121,000 and a reduction in operating assets of $462,000. Included in non-cash expenses is depreciation and amortization of $781,000 and non-cash compensation of $492,000. The major decrease in operating assets was inventory of $641,000.

Cash flows from financing activities in 2003 consisted primarily of a $360,000 received under a line of credit from an affiliate controlled by our Chief Executive Officer and principal stockholder, $254,000 from the sale of common stock and the exercise of stock options and warrants partially offset by $42,000 in reduction of long term debt.

Credit Facilities, Debt and Lease Payment Commitments and Related Party Transactions:

We lease certain property and equipment under non-cancelable operating leases, including related party leases, which expire at various dates through 2005. Expenses for operating leases were $344,711, $443,198 and $419,740 for the years ended December 31, 2003, 2002 and 2001 respectively.

Our annual debt maturities and lease payment under noncancellable operating leases are as follows:

	Debt maturities	Lease payments
2004	$846,184	$319,989
2005	—	314,154

Related Party Transactions

The Company has unsecured notes payable to the Chief Executive Officer and principal stockholder of the Company in the amount of $487,899 at December 31, 2003. The $387,899 note bears interest at prime plus 1%, and $100,000 note bears interest at 6% and is convertible into the Company’s common stock at $4.00 per share. Interest expense related to the obligation amounted to $25,865 and $29,181, for 2003 and 2002. This debt is due upon demand.

In August 2003 our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company’s cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. Originally such advances were unsecured, due upon demand and accrue interest at the affiliate’s cost of funds. Subsequently, the Board of Directors, with the Chief Executive Officer abstaining, approved the Company formalizing the agreement with the affiliate in the form of a $500,000 line of credit, of which $358,285 was outstanding at December 31, 2003, secured by all the assets of the Company with interest at the affiliate’s cost of funds which is currently 21 % and a one year term renewal by mutual agreement of the parties.

The Company leases plant and office facilities from an affiliated entity under a noncancellable, five-year, triple net operating lease agreement, which was entered into as of December 1, 2000. The lease provides for monthly rental payments of $25,000 commencing in January 2001, and is increased annually based on a change in the consumer price index. The monthly rental payments for 2003 were $25,992. Additionally, the lease provides for an additional five-year renewal option by the Company and contains no purchase option. Rent expense amounted to $311,904, $304,655 and $300,000, respectively for the current and two prior years. Minimum future rental payments on this lease amount to $311,904 annually for 2004 and 2005.

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

In August 2001, the Company’s Board of Directors approved the issuance of advances secured by demand notes receivable with interest at prime plus 1% to executive officers and directors of the Company in the aggregate amount of $500,000 for the purpose of purchasing the common stock of the Company in the public market. Demand notes receivable and accrued interest totaling $133,247 were outstanding at December 31, 2002. During 2003 $130,150 of demand notes receivable from three directors were forgiven in recognition of previous service on the Board of Directors.

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

Stock Option Repricing

On July 19, 2002, the Company’s Board of Directors authorized the repricing of employee options to purchase 2,610,110 shares of common stock from an exercise price ranging between $1.44 and $12.13 per share to an exercise price of $1.37 per share, which represented the fair market value of our common stock on the date of the repricing. These options are subject to variable plan accounting, as defined in FASB Interpretation No. 44. There were no charges required during 2003 related to fluctuations in our stock price. As of December 31, 2003, 1,608,550 options to purchase shares of common stock are outstanding and subject to variable plan accounting.

Recent Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 141, “Business Combinations” (SFAS 141), and No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The FASB also requires, upon adoption of SFAS 142 that the Company classify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company’s acquisition of CyberStorage Systems in 2000 was accounted for using the purchase method. All future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,693,000 and other intangible assets were $949,000 as of December 31, 2003. Amortization expense during the year ended December 31, 2003 was $576,000. Aggregate amortization expense for other intangible assets is estimated to be $576,000 and $373,000 for 2004 and 2005, respectively. Measurement of impairment of goodwill and other intangible assets in accordance with SFAS 142 are discussed on page 10 in this annual report.

The Company did not acquire any goodwill or other intangible assets between the period June 30, 2001 and December 31, 2003.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.” SFAS No. 144 became effective for fiscal years beginning after December 15, 2001. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. During 2002, the Company recorded an impairment charge with respect to certain identified intangible assets as discussed on page 10 of this annual report.

In June 2002, the FASB issued SFAS Statement No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. SFAS No. 146 replaces Emerging

Issues Task Force (EITF) Issues No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10, “Costs Associated with Lease Modification or Termination”. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on its consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS Statement No. 123.” See further information on page 10 of the annual report.

During November 2002, the FASB issued FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45) which is an interpretation of SFAS Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantee. Management does not believe the adoption of FIN 45 will have a material impact on the Company’s financial position or results of operations as the Company does not currently provide any third party guarantees.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46”). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Management does not believe the adoption of FIN 46 (R) will have a material impact on the Company’s financial position or results of operations, as the Company does not have any entities that would be covered.

On April 30,2003, the Financial Accounting Standards Board issued SFAS No. 149, “ Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact in the Company’s financial statements, as the Company does not currently have such instruments or activities.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 “Accounting for Financial Instruments with the Characteristics of both Liabilities and Equities.” SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some case, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments that will be impacted by SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 revises or rescinds portions of the interpretive guidance that was previously issued in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) that was issued in December 1999 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a significant impact on the Company’s financial position or results of operations.

Results of Operations

The following table presents our consolidated statement of operations stated as a percentage of revenue for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

	2003	2002	2001	2000	1999
Revenues:
Products and services	100.00%	44.15%	72.37%	100.00%	100.00%
License fees	0	55.85	27.63	0	0

Total revenues	100.00	100.00	100.00	100.00	100.00

Costs and expenses:
Cost of products and services	138.51	75.93	61.30	100.30	59.88
Cost of license fees	75.74	69.19	25.53	0	0
Research and development	92.88	51.36	47.91	23.00	18.82
Selling and marketing	50.74	51.71	48.71	34.77	38.94
General and administrative	138.32	67.13	34.37	35.59	22.40
Amortization of intangibles	55.12	15.30	31.30	12.85	0
Impairment of goodwill	0	265.84	0	0	0
Impairment of identifiable intangible assets	0	18.17
Restructuring costs	0	0	0	12.30	0

Total	551.31	614.63	249.12	218.81	140.04

Operating loss	(451.31)	(514.63)	(149.12)	(118.81)	(40.04)
Other income (expense)	(3.18)	4.17	3.06	(6.61)	(5.34)

Loss before income taxes	(454.49)	(510.46)	(146.06)	(125.42)	(45.38)
Provision (benefit) for income taxes	0	(3.72)	0	27.92	(1.90)

Net loss	(454.49)%	(506.74)%	(146.06)%	(153.34)%	(43.48)%

Our operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors. After the acquisition of CyberStorage Systems Corporation in September 2000, we commenced a corporate-wide restructuring, including the expansion of our North America sales territories to seven regions; the initiation of a plan to re-establish our re-seller sales channel; consolidation of our European sales, marketing and service organizations; and implemented strategic marketing initiatives and programs for product development and repositioning. Although we believed these actions and the introduction of our new products in 2002 would provide the revenue growth that would enable us to return to profitability, this has not materialized. Currently, the uncertain economic climate for the storage sector and technology products in general have required us to cut back our core business operations to preserve working capital. We have also temporarily closed our operations in Europe.

In 2001 and 2002, license fees as a percentage of revenue increased significantly as the result of two fully-paid up license agreements described more fully under “Revenue” below.

Revenue

Revenues from sales of products and services were $1,045,038, $2,372,110 and $6,547,627 for the years 2003, 2002 and 2001 respectively. The reduction in revenue relates to continued concentration on the realignment and refocus of our core business activity toward the Storage Wide Area Networking (SWAN) market segment for our CyberNAS Network Attached Storage and CyberVSA Storage Operating Systems. .

There was no revenue from License fees in 2003. Revenues from license fees with respect to our patents and other intellectual properties began in 2001 with the settlement of our claims against XIOTech Corporation and its parent company, Seagate Technology, Inc. Pursuant to that settlement, we entered into a license agreement with XIOTech under which we agreed to grant to XIOTech a non-exclusive, fully paid up license in and to certain of our patents in return for a one-time royalty payment of $2,500,000. During 2002, we entered into a non-exclusive patent license agreement with a subsidiary of EMC and received a $3 million one-time royalty payment for a fully paid up, worldwide, non-exclusive, perpetual license for all of the licensee’s products that may be subject to any claim in any of our patents. Because each of these license agreements are fully paid up, such arrangements will not provide a recurring source of future revenue.

We currently are in legal proceedings in connection with the enforcement of our patents and other intellectual property rights, the results of which cannot be predicted. Our failure to successfully enforce our patent rights and receive revenue from license fees could have a material adverse effect on our business, operating results and financial condition. See Item 3 of this report for discussion of the status of our patent litigation.

Revenues by geographic region expressed as a percentage of total revenues is as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
North America	92%	83%	79%
Asia	4%	7%	10%
Europe	3%	10%	9%
Other Regions	1%	0%	2%

	100%	100%	100%

The shift in revenue from 2001 through 2003 resulted from a reduction in the European direct sales force and increased revenues from license fees in North America in 2001 and 2002.

For the years ended December 31, 2003 and 2001, product sales of $459,778 and $1,350,000 to one customer were in excess of 10% of revenue. In addition, a license fee of $3,000,000 received from a subsidiary of EMC during the year ended December 31, 2002 and a license fee of $2,500,000 received from XIOTech Corporation during the year ended December 31, 2001, each represented in excess of 10% of total consolidated revenues in those years.

All United States export sales are denominated in United States dollars to limit the amount of foreign currency risk.

Cost of Products and Services

Costs of products and services decreased $2,632,000 and $1,467,000 in 2003 and 2002 due to reductions in overhead costs, reduced manufacturing activity and additional staffing reductions. Included in costs of products and services were write-downs of inventory in the amount of $1.0 million $1.6 million and $0.5 million in 2001, 2002 and 2003, respectively, in connection with the restructuring of our business and discontinued product lines.

Gross Profit (Loss)

Gross profit on the sale of products and services is summarized as follows:

	2003		2002		2001
	(in thousands except for % of sales amounts)
Gross profit (loss)	$(402)	-38.5%	$(1,707)	-31.8%	$1,002	15.3%
Restructuring costs included in the cost of products and services	$523	50.0%	$1,645	30.6%	$1,000	15.2%

Gross profits were reduced in 2003, 2002 and 2001 primarily due to provisions for restructuring costs associated with excess inventory quantities and inventories related to discontinued products.

Cost of License Fees

Costs associated with the enforcement of our patent and other intellectual property rights amounted to $791,000, $3,717,000 and 2,311,000 in 2003, 2002 and 2001 respectively. These costs relate to legal fees for counsel and consulting fees and expenses incurred associated with the enforcement of our patent and other intellectual property rights. Costs in 2002 and 2001 were greater than 2003 due to amounts incurred in the UK trial relating to our intellectual property.

Research and Development Expenses

Research and development expenses were $970,589, $2,758,981 and $4,335,237 for the years 2003, 2002 and 2001 respectively. The decrease is primarily due to reductions in staffing and reduction in the use of outside contractors for projects.

Selling and Marketing Expenses

Selling and marketing expenses were $530,289, $2,778,332 and $4,407,735 for the years 2003, 2002 and 2001 respectively. The decrease is primarily as a result of a restructuring of our internal sales and marketing organization, utilization of value-added resellers and reduced headcount.

General and Administrative Expenses

General and administrative expenses were $1,445,445, $3,606,040 and $3,110,418 for the years 2003, 2002 and 2001 respectively. The decrease in 2003 resulted from reductions in staff and other overhead costs. The increase in 2002 includes an increase in the allowance for doubtful accounts and increased legal fees relating to equity financing and other corporate matters.

Amortization of Intangibles

Goodwill and other intangible assets relate to the acquisition of CyberStorage Systems in September 2000. Amortization expense was $576,000, $771,714 and $2,831,736 for 2003, 2002 and 2001 respectively. The decrease in amortization expense relates to the impairment and related write down of other identifiable intangible assets on September 2002. Amortization of goodwill was eliminated in 2002 with the adoption of SFAS 142.

Other Income (Expense), Net

Interest income (expense), net was ($46,685), $62,812 and $296,051 for 2003, 2002 and 2001 respectively. The decrease is due primarily to a reduction in cash balances and related interest offset by interest on outstanding debt

Other income (expense), net was $13,471, $161,399, and ($18,596). In 2003 other income primarily represents a gain on settlement of a note payable and accrued compensation due to a former officer and director. These gains were offset in part by the forgiveness of notes receivable from three directors and a provision for settlement of a claim. The total amount of notes from directors forgiven amounted to $130,150. The increase in 2002 is due primarily to a gain on settlement of unsecured debt owed to a lender and translation adjustments in reporting for our foreign subsidiaries.

Provision (Benefit) for Income Taxes

The effective tax rate for the Company was 0% for the years 2003, 2002 and 2001. No income tax benefit was recognized as the ability of the Company to use its net operating loss carryback is not assured. The tax benefit in 2002 of $199,734 resulted from the receipt of a refund claim after an audit by the Internal Revenue Service and related adjustment of net operating losses and business tax credits in prior years.

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

Our Business May Suffer If We Cannot Protect Our Intellectual Property

We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented. See, for example, the recent rulings with respect to our claims against Hitachi Data Systems Limited and Veritas described under Item 3. Legal Proceedings. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Therefore, we cannot assure you that we will be able to adequately protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position. Further, we cannot assure you that we will be able to obtain licenses to any technology that it may require to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost. See Item 3—Litigation

Intellectual Property Rights

We are aggressively pursuing the enforcement of our intellectual property rights. Please refer to Item 3. Legal Proceedings for current information concerning intellectual property litigation. We intend to vigorously pursue these actions. Despite the Company’s and our legal representatives’ efforts, there can be no assurance or predictability as to any amount of recovery or the length of time it will take us to recover any royalties or license fees which may be recoverable. In addition, the expense of pursuing these rights is substantial. As a result, any failure to adequately protect our intellectual property rights and to prevail in any pending legal proceedings could have a material adverse effect on us. Despite our efforts to protect these intellectual property rights, unauthorized use may still occur, particularly in foreign countries.

Liquidity and Working Capital

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent on the successful expansion of the Company’s share of the market for its software, controlling costs and securing new financing. Management’s efforts in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We incurred operating losses through 2003 and we continue to incur operating losses at this time. While the development and introduction of our new products continues, our actual sales revenue has declined significantly over the last year and continues to be at a low level. In response, we have reduced our activity level in marketing, sales and administration and implemented cost reduction programs primarily in employee headcount, the use of independent software subcontractors and the level of expenses for development, travel and administration.

Our operating plan and related cash flow projections for 2003 were estimated by management anticipating only a base level of revenue from sales of our new products to new and existing customers and product upgrades, replacements parts and maintenance services from our existing customer base. We did not include any potential revenues from license fee activities. We initially projected our costs and expenses using our current level of operating expenses for our core business activity and only the minimum requirements for the defense of our intellectual property.

Since our projected levels of revenues from products and services have not been achieved and additional financing has not been completed, management has implemented plans to further reduce the operating expense cash flow requirements to allow the Company to continue in business. On August 1, 2003, we implemented a permanent salary reduction plan, adjusted fringe benefit packages, and reduced headcount to further reduce costs. In August 2003 our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company’s cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. Originally such advances were unsecured, due upon demand and accrued interest at the affiliate’s cost of funds. Subsequently, the Board of Directors, with the Chief Executive Officer abstaining, approved the Company formalizing the agreement with the affiliate in the form of a $500,000 line of credit secured by all the assets of the Company with interest at the affiliate’s cost of funds which is currently 21% and a one year term renewal by mutual agreement of the parties.

While the dilutive effect might be significant, the Company continues to receive inquires from interested investors to provide equity financing using a variety of alternatives and the Company is pursuing these alternatives. Although there can be no assurances that we will obtain additional capital, management is committed to achieving or exceeding its operating plan for 2004 and intends to implement those additional cost reductions and improvements in cash flow necessary to achieve this success

In July 2003, we engaged iCapital Finance, Inc. of Irvine, California as the Company’s investment banking firm to assist us in structuring financing, providing access to capital resources, identifying candidates for marketing and distribution alliances, and to advise the Company on other strategic decisions. In September 2003 we established a sales representation relationship with Latin American Sales Solutions Consultants for our product offerings into the Latin American market. In April 2004 we signed a strategic alliance partnership agreement with MTC direct (Micro Technology Concepts, Inc.) MTC Direct will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution and private labeling worldwide. We continue to explore and negotiate strategic alliance relationships to market our new products and who would also provide the Company financial support.

The Company received notification from the American Stock Exchange (AMEX) on April 29, 2003 that the Company was not in compliance with certain listing standards relating to stockholders’ equity and net losses. In June 2003 the Company submitted a plan to AMEX setting forth a plan for compliance with the AMEX continuing listing standards. On July 28, 2003, AMEX notified the Company that it had accepted the proposed plan and granted an extension until October 31, 2004 to regain compliance. During such period, the Company’s common stock will continue to trade on AMEX and the Company will be subject to periodic review of its progress consistent with its plan.

A delisting of our common stock from AMEX would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our access to the capital markets and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all.

There can be no assurances that our marketing efforts will be successful or that we will obtain additional capital or continue to receive funds from the affiliate of the Company as described above. If we are not successful in obtaining financing or other capital, the ability of the Company to continue operations at this level will be seriously impaired.

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

Workforce

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

The following supplementary data is incorporated by reference:

Quarterly Financial Results (unaudited) for the two years ended December 31, 2003 (see Note M of the “Notes to the Consolidated Financial Statements” contained in this Form 10-K).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

After discussions between our management and BDO Seidman L.L.P. (BDO) it was mutually agreed on March 19, 2004 that BDO would no longer serve as our independent auditor. The decision was approved by the Audit Committee of our Board of Directors.

BDO’s reports on the financial statements for our most recent two fiscal years ended December 2001 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years ended December 31, 2001 and 2002, and through March 26, 2004, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure, which disagreement, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement(s) in connection with its report. None of the reportable events as defined in paragraph (A) through (D) of Item 304(a)(1)(v) of regulation S-K occurred during our two most recent fiscal years ended December 31, 2001 and December 31, 2002, and through March 26, 2004.

We have provided BDO with a copy of the above disclosure as it appeared in our Form 8K filing. A copy of BDO’s letter dated March 25, 2004 stating its agreement with the above is filed in our Form 8K filing as exhibit 16.1.

We have engaged Sullivan Bille PC (“Sullivan Bille”) as our new independent auditor, effective March 19, 2004. The decision to engage Sullivan Bille was recommended by the Audit Committee of our Board of Directors and was approved by our Board of Directors.

During our two most recent fiscal years ended December 31, 2001 and December 31, 2002, and the subsequent interim period commencing December 31, 2002 we did not consult with Sullivan Bille regarding any matters or events set forth in Item 304 (a)(2)(i) and (ii) of regulation S-K.

ITEM 9A CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures: Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)), and have concluded that, as of December 31, 2003, our disclosure constols and procedures were effective

(b)	Changes in internal controls over financial reporting: In connection with the evaluation of our internal control over financial reporting (required by paragraph (d) of Exchange Act Rule 13a-15), we have made no changes in, nor taken any corrective actions regarding, our internal controls over financial reporting during the fourth quarter ended December 31, 2003, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are included as part of the report:

(1) Consolidated Financial Statements

The following consolidated financial statements and the reports of the independent auditors are filed as part of this report:

(b) Report on Form 8K

On November 17, 2003, Storage Computer Corporation filed a Current Report on Form 8-K dated November 17, 2003 for the purpose of filing under Item 12 (Disclosure of Results of Operation and Financial Condition) with the Securities and Exchange Commission as an exhibit thereto Computer Storage’s press release dated November 17, 2003, announcing its financial results for the quarter ended September 30, 2003.

Certain of the exhibits listed hereunder have been previously filed with the Commission as exhibits to certain prior registration statements and periodic reports as indicated below.

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-4, Registration No. 33-87028, as filed on December 2, 1994).

3.2	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-4, Registration No. 33-87028, as filed on December 2, 1994).

3.3	Amended Certificate of Designation establishing Series A 8% Convertible Preferred 3.2 Stock (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on October 6, 2000).

3.4	Certificate of Designation establishing Series B 8% Convertible Preferred Stock 3.3 (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K as filed on October 6, 2000).

3.5	Certificate of Designation establishing Series C Convertible Preferred Stock (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter period ended September 30, 2000).

3.6	Certificate of Designation establishing Series E Preferred Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 22, 2001).

3.7	Certificate of Amendment to Certificate of Incorporation dated August 15, 2001 (Incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

3.8	Certificate of Amendment to Certificate of Incorporation dated February 24, 1995 (Incorporated by reference to Exhibit 4.1 on the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-4, Registration No. 33-87028, as filed on December 2, 1994).

4.2	Restated and Amended Stock Incentive Plan (Incorporated by reference as Exhibit 4.1 to the Company’s Form S-8, Registration No. 333-31207, as filed on July 14, 1997).

4.3	Form of Restated and Amended Stock Incentive Plan, Stock Award (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8, Registration No. 333-31207, as filed on July 14, 1997).

4.4	The Company’s 401(k) Savings Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8, Registration No. 333-48987, as filed on March 31, 1998).

4.5	1999 Amended Stock Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8, as filed on August 16, 2000).

4.6	The 2000 Stock Option Plan of CyberStorage Systems Corporation (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-8, Registration No. 333-69536, as filed on September 18, 2001).

4.7	Form of Common Stock Warrant associated with Series A Preferred Stock, together with Schedule of Warrants (Incorporated by reference to Exhibit 4.6 to the Company’s 2000 Form 10-K, as filed on April 16, 2001).

4.8	Common Stock Warrant associated with Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the period ended September 30, 2000).

4.9	Common Stock Warrant associated with Series C Preferred Stock (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q for the period ended September 30, 2000).

4.10	Form of Common Stock Warrant issued to Citizens Financial Group, Inc., together with Schedule of Warrants (Incorporated by reference to Exhibit 4.9 of the Company’s 2000 Form 10-K, as filed on April 16, 2001).

4.11	Common Stock Warrant associated with Series E Preferred Stock (Incorporated by reference to Exhibit 4.2 to our Report on Form 8-K filed August 22, 2001).

4.12	Registration Rights Agreement dated as of May 2, 2002 by and among the Company and the purchasers named therein (Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-Q for the period ended March 31, 2002).

4.13	Form of Common Stock Warrant to purchase 260,000 shares of common stock dated May 3, 2002 (Incorporated by reference to Exhibit 4.2 of the Company’s Form 10-Q for the period ended March 31, 2002).

4.14	Storage Computer Corporation 2002 Short-Term Deferred Compensation Plan, Storage Computer Corporation 2002 Nonqualified Employee Stock Purchase Plan dated July 18, 2002 (Incorporated by reference to the Company’s Form S-8 filed July 19, 2002).

4.15	Storage Computer Corporation Amended and Restated 2002 Short-Term Deferred Compensation Plan. (Incorporated by reference to Exhibit 4.15 of the Company’s 2002 Form 10-K as filed on March 31, 2003)

10.1	Promissory Note in the principal amount of $710,000 dated December 6, 1997 made Payable to Theodore J. Goodlander (Incorporated by reference to Exhibit 10.2 of the Company’s 1999 Form 10-K, as filed on April 14, 2000).

10.2	Lease Agreement between Kristiania Corporation and Storage Computer Corporation dated December 1, 2000 (Incorporated by reference to Exhibit 10.10 of the Company’s 2000 Form 10-K, as filed on April 13, 2001).

10.3	Executive Employment Agreement effective September 16, 2000 between John Thonet and the Company (Incorporated by reference to Exhibit 10.13 of the Company’s 2000 Form 10-K, as filed on April 13, 2001).

10.4	Securities Purchase Agreement dated as of May 2, 2002 by and among Storage Computer Corporation and the purchasers named therein (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the period ended March 31, 2002).

10.5	Settlement Agreement and License dated October 14, 2002.† (Incorporated by reference to Exhibit 10.5 of the Company’s 2002 Form 10-K as filed on March 31, 2003)

10.6	Non-Exclusive Patent License Agreement dated as of October 30, 2002.† (Incorporated by reference to Exhibit 10.6 of the Company’s 2002 Form 10-K as filed on March 31, 2003)

21	Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Company’s 2001 Form 10-K, as filed on April 12, 2002).

23.1	Consent of Sullivan Bille, P.C.

23.2	Consent of BDO Seidman, LLP.

24	Power of Attorney (Included in Signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes Oxley Act of 2002

32.1	Certificate of the Chief Executive Offer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adapted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	The Company has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, and has separately filed a complete copy of this exhibit with the SEC.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Nashua, New Hampshire, on the 14 day of April 2004.

STORAGE COMPUTER CORPORATION

By:	/S/ THEODORE J. GOODLANDER
Theodore J. Goodlander Chairman of the Board of Directors, President, CEO (Principal Executive Officer)

The undersigned directors and officers of Storage Computer Corporation hereby severally constitute and appoint Theodore J. Goodlander as our true and lawful attorney-in-fact and agent with full power of substitution, and acting alone to execute in our name and behalf in the capacities indicated below any and all amendments to this annual report to be filed with the Securities and Exchange Commission and hereby ratify and confirm all that such attorney-in-fact and agent shall lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities and on the date indicated.

Signature	Capacity	Date
/S/ THEODORE J. GOODLANDER Theodore J. Goodlander	Chairman of the Board of Directors, President and CEO (Principal Executive Officer)	April 14, 2004

/S/ MICHAEL J. O’DONNELL Michael J. O’Donnell	Treasurer and CFO (Principal Financial Officer)	April 14, 2004

/S/ EDWARD A. GARDNER Edward A. Gardner	Director	April 14, 2004

/S/ STEVE CHEN Dr. Steve Chen	Director	April 14, 2004

/S/ ROGER E. GAULD Roger E. Gauld	Director	April 14, 2004

/S/ THOMAS A. WOOTERS Thomas A. Wooters	Director	April 14, 2004

STORAGE COMPUTER CORPORATION

-INDEX-

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

Storage Computer Corporation

Nashua, New Hampshire 03062

We have audited the accompanying consolidated balance sheet of Storage Computer Corporation and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Storage Computer Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company’s recurring losses and negative cash flows from operations raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sullivan Bille, P.C.

March 30, 2004

Tewksbury, Massachusetts

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

Storage Computer Corporation

Nashua, New Hampshire 03062

We have audited the accompanying consolidated balance sheet of Storage Computer Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Storage Computer Corporation and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Boston, Massachusetts

February 21, 2003

STORAGE COMPUTER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$72,581	$2,680,599
Accounts receivable, net	135,730	192,882
Inventories	1,390,291	2,031,679
Due from officers and directors	—	133,247
Other current assets	187,247	80,484

Total current assets	1,785,849	5,118,891

Property and equipment, net	345,709	537,313

Goodwill	2,692,611	2,692,611

Other intangibles, net of accumulated amortization of $1,930,943 in 2003 and $1,354,923 in 2002	949,057	1,525,057

Total assets	$5,773,226	$9,873,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$565,182	$472,667
Accrued expenses	1,808,044	2,169,952
Deferred revenue	133,538	202,366
Notes payable	846,184	665,000

Total current liabilities	3,352,948	3,509,985

Commitments and contingencies

Redeemable convertible preferred stock	—	1,212,618

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized; shares outstanding: 0 in 2003 and 10,225 in 2002 all of which are included in redeemable convertible preferred stock	—	—
Common stock, $.001 par value, 50,000,000 shares authorized; shares outstanding: 38,650,060 in 2003 and 25,751,659 in 2002	38,650	25,752
Additional paid-in capital	85,612,531	83,589,403
Accumulated deficit	(83,230,903)	(78,463,886)

Stockholders’ equity, net	2,420,278	5,151,269

Total liabilities and stockholders’ equity	$5,773,226	$9,873,872

The accompanying notes are an integral part of the financial statements.

STORAGE COMPUTER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Revenues:
Products and services	$1,045,038	$2,372,110	$6,547,627
License fees	—	3,000,000	2,500,000

Total revenues	1,045,038	5,372,110	9,047,627

Costs and expenses:
Cost of products and services	1,447,449	4,079,066	5,546,119
Cost of license fees, primarily legal fees	791,474	3,716,618	2,310,650
Research and development	970,589	2,758,981	4,335,237
Selling and marketing	530,289	2,778,332	4,407,735
General and administrative	1,445,445	3,606,040	3,110,418
Amortization of intangibles	576,000	771,714	2,831,736
Impairment of goodwill	—	14,281,336	—
Impairment of identifiable intangible assets	—	976,099	—

Total costs and expenses	5,761,246	32,968,186	22,541,895

Operating loss	(4,716,208)	(27,596,076)	(13,494,268)

Other income (expense), net:
Interest income (expense), net	(46,685)	62,812	296,051
Other income (expense)	13,471	161,399	(18,596)

Total other income (expense)	(33,214)	224,211	277,455

Loss before benefit for income taxes	(4,749,422)	(27,371,865)	(13,216,813)

Benefit for income taxes	—	(199,734)	—

Net loss	(4,749,422)	(27,172,131)	(13,216,813)
Dividends on preferred stock including amortization of the beneficial conversion features	(17,595)	(635,672)	(7,709,661)

Net loss applicable to common stockholders	$(4,767,017)	$(27,807,803)	$(20,926,474)

Net loss applicable to common stockholders per basic and dilutive share	$(0.13)	$(1.33)	$(1.32)
Basic and dilutive shares	36,300,932	20,875,902	15,891,223

The accompanying notes are an integral part of the financial statements.

STORAGE COMPUTER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Carrying Value	Shares	Par Value
Balance—December 31, 2000			15,041,882	$15,042	$57,792,635	$(30,823,592)
Exercise of stock options			63,611	64	89,400
Stock issued to 401(k) plan			11,768	12	63,297
Stock options issued in lieu of compensation for services					1,086,973
Issuance of Series E convertible preferred stock with a beneficial conversion feature of $3,112,672 and related warrants, net of issuance costs of $169,783	5,000	$2,026,217			5,916,672	(3,112,672)
Redemption of redeemable convertible preferred stock					(1,093,983)
Conversion of convertible preferred shares into common shares and related accrued dividends paid in common shares	(2,500)	(1,095,714)	3,736,240	3,736	8,891,796
Amortization of beneficial conversion feature of preferred stock		247,816			2,113,711	(2,361,527)
Dividends on preferred stock			281,272	281	1,141,198	(1,141,479)
Net loss						(13,216,813)

Balance—December 31, 2001	2,500	1,178,319	19,134,773	19,135	76,001,699	(50,656,083)
Exercise of stock options and deferred compensation stock purchases			178,878	179	238,980
Stock issued to 401(k) plan			51,026	51	71,510
Sale of common stock to institutional investors, net of costs			600,000	600	2,663,019
Conversion of convertible preferred stock into common shares and related accrued dividends paid in common shares	(2,500)	(2,500,000)	4,838,680	4,839	5,370,162
Amortization of beneficial conversion feature of preferred stock		1,321,681			(1,299,007)	(385,277)
Dividends on preferred stock, including dividends paid on conversion of redeemable convertible preferred stock			948,302	948	543,040	(250,395)
Net loss						(27,172,131)

Balance—December 31, 2002	—	—	25,751,659	25,752	83,589,403	(78,463,886)

Exercise of stock options and deferred compensation stock purchases			2,096,879	2,096	489,539
Stock issued to 401(k) plan			52,525	53	20,242
Stock issued and compensatory stock options granted for investment banking and consulting services, respectively			401,000	401	253,778
Conversion of convertible preferred stock into common shares and related accrued dividends paid in common shares			9,959,697	9960	1,215,040
Amortization of beneficial conversion feature on preferred stock						(12,382)
Dividends on preferred stock, including dividends paid on conversion of redeemable convertible preferred stock			388,300	388	44,529	(5,213)
Net loss						(4,749,422)

Balance—December 31, 2003	—	$—	38,650,060	$38,650	$85,612,531	$(83,230,903)

The accompanying notes are an integral part of the financial statements.

STORAGE COMPUTER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(4,749,422)	$(27,172,131)	$(13,216,813)
Reconciliation to operating cash flows:
Depreciation and amortization of property and equipment	205,005	430,396	544,856
Amortization of goodwill and other intangibles	576,000	771,714	2,831,736
Stock issued to 401(k) plan	20,295	71,561	63,309
Impairment of goodwill	—	14,281,336	—
Impairment of identifiable intangible assets	—	976,099	—
Provision for restructuring costs	—	1,645,010	1,000,000
Provision for bad debts	9,432	805,944	(5,161)
Non-cash settlement of debt	(311,891)	—	—
Non-cash settlement of due from officers and directors	130,150	—	—
Non-cash compensation for services	491,971	—	1,086,973
Changes in operating assets and liabilities:
Accounts receivable	47,720	645,540	(791,376)
Inventories	641,388	(44,040)	(473,231)
Due from officers and directors	50,001	994,687	(1,126,178)
Other current assets	(106,763)	719,046	(400,228)
Accounts payable and accrued expenses	(170,633)	309,888	(1,017,576)

Net cash used in operations	(3,166,747)	(5,564,950)	(11,503,689)

Cash flows from investing activities:
Capital expenditures	(13,401)	(54,437)	(232,375)
Other assets	—	394,902	(150,862)
CyberStorage acquisition credits	—	—	238,890

Net cash provided by (used in) investing activities	(13,401)	340,465	(144,347)

Cash flows from financing activities:
Advances from officers and affiliates	360,000	—	—
Reduction of notes payable	(41,715)	(720,104)	(329,724)
Net proceeds from sale of common stock and the exercised stock options and warrants	253,845	2,902,778	89,864
Issuance of preferred stock	—	—	4,830,217
Redemption of preferred stock	—	—	(2,144,402)

Net cash provided by financing activities	572,130	2,182,674	2,445,955

Effect of exchange rate changes on cash	—	94,555	(22,323)

Net decrease in cash and cash equivalents	(2,608,018)	(2,947,256)	(9,224,404)
Cash and cash equivalents—beginning of year	2,680,599	5,627,855	14,852,259

Cash and cash equivalents—end of year	$72,581	$2,680,599	$5,627,855

Supplemental cash flow information:
Cash payments of interest	$6,348	$64,338	$88,649
Noncash investing and financing activities:
Conversion of preferred stock into common stock	$1,225,000	$2,875,001	$7,799,818
Preferred stock dividends paid in common stock	$44,917	$543,988	$1,141,479

The accompanying notes are an integral part of the financial statements.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A—Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CyberStorage System Corporation, Storage Computer Europe Gmbh, Vermont Research Products, Inc., Storage Computer UK Ltd., and Storage Computer France, SAS. All significant intercompany accounts and transactions have been eliminated. The Company also has 20% ownership of Storage Computer (Asia) Ltd., which is accounted for by the equity method.

Liquidity Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern.

Management recognizes that the Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent on the successful expansion of the Company’s share of the market for its software, controlling costs and securing new financing. Management’s efforts in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We incurred operating losses through 2003 and we continue to incur operating losses at this time. While the development and introduction of our new products continues, our actual sales revenue has declined significantly over the last year and continues to be at a low level. In response, we have reduced our activity level in marketing, sales and administration and implemented cost reduction programs primarily in employee headcount, the use of independent software subcontractors and the level of expenses for development, travel and administration.

Our operating plan and related cash flow projections for 2003 were estimated by management anticipating only a base level of revenue from sales of our new products to new and existing customers and product upgrades, replacements parts and maintenance services from our existing customer base. We did not include any potential revenues from license fee activities. We initially projected our costs and expenses using our current level of operating expenses for our core business activity and only the minimum requirements for the defense of our intellectual property.

Since our projected levels of revenues from products and services have not been achieved and additional financing has not been completed, management has implemented plans to further reduce the operating expense cash flow requirements to allow the Company to continue in business. On August 1, 2003, we implemented a permanent salary reduction plan, adjusted fringe benefit packages, and reduced headcount to further reduce costs. In August 2003 our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company’s cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. Originally such advances were unsecured, due upon demand and accrued interest at the affiliate’s cost of funds. Subsequently, the Board of Directors, with the Chief Executive Officer abstaining, approved the Company formalizing the agreement with the affiliate in the form of a $500,000 line of credit secured by all the assets of the Company with interest at the affiliate’s cost of funds which is currently 21 % and a one year term renewal by mutual agreement of the parties.

While the dilutive effect might be significant, the Company continues to receive inquires from interested investors to provide equity financing using a variety of alternatives and the Company is pursuing these alternatives. Although there can be no assurances that we will obtain additional capital, management is committed to achieving or exceeding its operating plan for 2004 and intends to implement those additional cost reductions and improvements in cash flow necessary to achieve this success.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2003, we engaged iCapital Finance, Inc. of Irvine, California as the Company’s investment banking firm to assist us in structuring financing, providing access to capital resources, identifying candidates for marketing and distribution alliances, and to advise the Company on other strategic decisions. In September 2003 we established a sales representation relationship with Latin American Sales Solutions Consultants for our product offerings into the Latin American market. In April 2004 we signed a strategic alliance partnership agreement with MTC direct (Micro Technology Concepts, Inc.) MTC Direct will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution and private labeling worldwide. We continue to explore and negotiate strategic alliance relationships to market our new products and who would also provide the Company financial support.

The Company received notification from the American Stock Exchange (AMEX) on April 29, 2003 that the Company was not in compliance with certain listing standards relating to stockholders’ equity and net losses. In June 2003 the Company submitted a plan to AMEX setting forth a plan for compliance with the AMEX continuing listing standards. On July 28, 2003, AMEX notified the Company that it had accepted the proposed plan and granted an extension until October 31, 2004 to regain compliance. During such period, the Company’s common stock will continue to trade on AMEX and the Company will be subject to periodic review of its progress consistent with its plan.

A delisting of our common stock from AMEX would materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, any such delisting would materially adversely affect our access to the capital markets and the limited liquidity and reduced price of our common stock would materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all.

There can be no assurances that our marketing efforts will be successful or that we will obtain additional capital or continue to receive funds from the affiliate of the Company as described above. If we are not successful in obtaining financing or other capital, the ability of the Company to continue operations at this level will be seriously impaired.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses and non-related party long-term debt approximate their fair values for all periods presented because of the short maturity of those instruments.

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment, provided that the price is fixed and determinable, no significant obligations remain, collectibility is probable and returns are estimable. Shipment terms are FOB shipping point and legal title to the equipment passes to the customer at this time. Post shipment obligations such as installation and training are considered relatively insignificant given the underlying nature of the equipment and of its installation. Revenue from services is recognized over the contracted period or as the services are provided. Revenue from license fees is recognized over the contract period or when received for fully paid license agreements. These revenue accounting policies do not require significant estimates by management.

Costs of License Fees

Costs incurred in connection with pursuing the Company’s patent and intellectual property rights consist of legal fees, the value of options granted, professional consultant fees, travel and related expenses.

Research and Development

Research and development costs are expensed as incurred.

Foreign Currency Translations

The functional currency for the Company’s foreign operations is the U.S. dollar. The translation from the applicable foreign currencies to U.S. dollars is performed for all monetary assets and liabilities using current exchange rates in effect at the balance sheet date; for non-monetary assets and liabilities using historical rates; and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments and gains or losses resulting from foreign currency transactions, which were not material, are included in the Company’s statement of operations.

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

In December 2002, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS Statement No. 123” (“SFAS 148”). This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS 148 for the fiscal year ended December 31, 2002. We continue to use the intrinsic value method of accounting for stock-based employee compensation.

The additional disclosures required by SFAS 148 are as follows:

	December 31,
	2003	2002	2001
Net loss applicable to common stockholders, as reported	$(4,767,017)	$(27,807,803)	$(20,926,474)
Deduct: Total stock based employee compensation expense determined under the fair value based method of all awards	(2,421,415)	(2,468,151)	(3,492,507)

Pro forma net loss applicable to common stockholders	$(7,188,432)	$(30,275,954)	$(24,418,981)

Net loss applicable to common stockholders per basic and dilutive shares:
As reported	$(0.13)	$(1.33)	$(1.32)
Pro forma	$(0.20)	$(1.45)	$(1.54)

Recent Accounting Pronouncements

In June 2001, the FASB issued statements No. 141, (SFAS 141) “Business Combinations”, and No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if they meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The FASB also requires, upon adoption of SFAS 142 that the Company classify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. Our accounting for the acquisition of Cyberstorage Systems in 2000 described in Note C complies with these provisions of SFAS 141 and 142.

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

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our annual evaluation of goodwill required under SFAS No. 142 was conducted as of September 30, 2003. Consistent with the accounting policy adopted in 2002, we used a fair value approach to test our existing goodwill for impairment at September 30, 2003. The market approach was used to determine the fair value of the reporting unit. Under the fair value approach, the quoted market prices in active securities markets are used as the basis for the determination of fair value. The fair value so determined indicated no impairment of goodwill existed as of September 30, 2003. Additionally, in accordance with SFAS No. 144, we conducted as evaluation of the carrying values of our identifiable intangible assets and found no impairment existed at September 30, 2003.

The Company’s previous business combination was accounted for using the purchase method. Any future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets, some of which may subsequently be charged to operations, either by amortization or impairment charges. For purchase business combinations completed prior to June 30, 2001, the net carrying amount of goodwill was $2,692,611 and other intangible assets were $949,057 as of December 31, 2003. Amortization expense during the years ended December 31, 2003 and December 31, 2002 was $576,000 and $771,714, respectively. Aggregate amortization expense for other intangible assets is estimated to be $576,000 and $370,000 for 2004 and 2005, respectively.

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

In June 2002, the FASB issued SFAS No. 146, (“SFAS 146”) “Accounting for the Costs Associated with Exit or Disposal Activities”. This statement requires companies to recognize costs associated with exit or disposal activities only when liabilities for those costs are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 also requires companies to initially measure liabilities for exit and disposal activities at their fair values. SFAS 146 replaces Emerging Issues Task Force (EITF) Issues No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10, “Costs Associated with Lease Modification or Termination”. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material effect on its consolidated financial position or results of operations.

In December 2002, the FASB issued FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” See further information on page F-8 of this annual report.

During November 2002, the FASB issued FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45) which is an interpretation of SFAS Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. The initial recognition and measurement provisions of the Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. This Interpretation addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees, and also clarifies the requirements related to the recognition of a liability by a guarantee. Management does not believe the adoption of FIN 45 will have a material impact on the Company’s financial position or results of operations as the Company does not currently provide any third party guarantees.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46”). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R)

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Management does not believe the adoption of FIN 46 (R) will have a material impact on the Company’s financial position or results of operations, as the Company does not have any entities under FIN 46.

On April 30,2003, the Financial Accounting Standards Board issued SFAS No. 149, “ Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Adoption of this standard did not have an impact in the Company’s financial statements, as the Company does not currently have such instruments or activities.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 “Accounting for Financial Instruments with the Characteristics of both Liabilities and Equities.” SFAS No. 150 establishes standards regarding the manner in which an issuer classifies and measures certain types of financial instruments having characteristics of both liabilities and equity. Pursuant to SFAS No. 150, such freestanding financial instruments (i.e., those entered into separately from an entity’s other financial instruments or equity transactions or that are legally detachable and separately exercisable) must be classified as liabilities or, in some case, assets. In addition, SFAS No. 150 requires that financial instruments containing obligations to repurchase the issuing entity’s shares and, under certain circumstances, obligations that are settled by delivery of the issuer’s shares be classified as liabilities. Certain provisions of SFAS No. 150 have been indefinitely deferred; however, the Statement is generally effective for financial instruments entered into or modified after May 31, 2003 and for other instruments at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments that will be impacted by SFAS No. 150. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 104 revises or rescinds portions of the interpretive guidance that was previously issued in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) that was issued in December 1999 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a significant impact on the Company’s financial position or results of operations.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note B—Balance Sheet Components

	2003	2002
Allowance for doubtful accounts	$81,856	$951,856

Inventories, net:
Raw Material	$1,062,795	$1,611,914
Work in Process	—	61,700
Finished Goods	327,496	358,065

	$1,390,291	$2,031,679

Property and equipment:
Machinery and equipment	$2,080,890	$2,067,490
Office furniture and fixtures	303,219	303,219
Research and development equipment	1,834,222	1,834,222
Other property	187,588	187,588

Total	4,405,919	4,392,519
Less accumulated depreciation	4,060,210	3,855,206

Net property and equipment	$345,709	$537,313

Accrued liabilities:
Salaries and wages	$16,742	$669,738
Deferred salaries	—	363,094
Rent	129,960	—
Judgement	225,000	—
Interest	357,679	307,731
Dividends	—	39,704
Taxes	9,536	8,770
Accrued legal fees	804,407	769,420
Other	264,720	11,495

	$1,808,044	$2,169,952

Note C— Company Restructuring

During 2001, 2002 and 2003, the Company made provisions of $1,000,000, $1,645,010 and $523,158, respectively, for restructuring costs charged to cost of products and services related to inventories associated with products that have been discontinued and the temporary closing of our European operation.

Note D—Due from Officers and Directors

In August 2001, the Company’s Board of Directors approved the issuance of advances secured by demand notes receivable with interest at prime plus 1% to executive officers and directors of the Company in the aggregate amount of $500,000 for the purpose of purchasing the common stock of the Company in the public market. Demand notes receivable and accrued interest totaling $133,247 were outstanding at December 31, 2002. During 2003, $130,150 of demand notes receivable from three directors were forgiven and charged to other income (expense) in recognition of previous service on the Board of Directors.

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

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note E—Borrowing Arrangements

Notes payable in the amount of $487,899 at December 31, 2003 is payable to the Chief Executive Officer and principal stockholder of the Company. The debt is unsecured, and $387,899 bears interest at prime plus 1%, and $100,000 bears interest at 6% and is convertible into the Company’s common stock at $4.00 per share. Interest expense related to the obligation amounted to $25,865, $29,181, and $62,484 for 2003,2002, and 2001net of interest income on the temporary advance to the Chief Executive Officer. This debt is due upon demand. A portion of this note was offset against a temporary advance due from the Chief Executive Officer during 2002. See Note D.

In August 2003 our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company’s cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. Originally such advances were unsecured, due upon demand and accrue interest at the affiliate’s cost of funds. Subsequently, the Board of Directors, with the Chief Executive Officer abstaining, approved the Company formalizing the agreement with the affiliate in the form of a $500,000 line of credit, of which $358,285 was outstanding at December 31, 2003, secured by all the assets of the Company with interest at the affiliate’s cost of funds which is currently 21 % and a one year term renewal by mutual agreement of the parties.

Note payable to an investment company for an unsecured term loan, with interest at 12%, was settled during 2002. At the time of settlement, the lender was due $260,528 in unpaid principal and interest. This debt was settled for $173,236, resulting in a gain on settlement of the principal balance in the amount of $110,417, included in other income. Interest expense was $42,831, and $44,589 in 2002 and 2001, respectively.

Note payable in the amount of $177,101 at December 31, 2002 is payable to a director and stockholder of the Company. The note is unsecured, bears interest at 10%, is payable monthly in installments of $15,000 including interest and matured August 2003. Principal payments were temporarily deferred on this debt since July 2002. Interest expense was $2,188, $20,867, and $35,819 in 2003, 2002, and 2001, respectively. The debt was settled in 2003 resulting in a gain of $93,386.

Note F—Related Party Transactions

The Company leases plant and office facilities from an affiliated entity under a noncancellable, five-year, triple net operating lease agreement, which was entered into as of December 1, 2000. The lease provides for monthly rental payments of $25,000 commencing in January 2001, and is increased annually based on a change in the consumer price index. The monthly rental payments for 2003 were $25,992. Additionally, the lease provides for an additional five-year renewal option by the Company and contains no purchase option. Rent expense under the current and prior lease amounted to $311,904, $304,655, and $300,000, respectively for the current and two prior years. Minimum future rental payments on this lease amount to $311,904 annually for the years 2004 through 2005.

See Notes D and E for further information on related party transactions.

Note G—Commitments

The Company leases certain property and equipment under noncancellable operating leases, including related party leases, which expire at various dates through 2005. Future minimum lease payments are $319,989, and $314,154 for the years 2004 through 2005, respectively. Amounts charged to operations for operating leases were $338,021, $443,198, and $419,740 for the years ended December 31, 2003, 2002 and 2001, respectively.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note H—Stock Option Plans

The Company’s 1994, 1999, and 2000 Stock Incentive Plans provide for the granting of options to purchase up to 4,598,930 shares of common stock. Option activity during 2003, 2002 and 2001 is summarized as follows:

	Number of Shares	Weighted Average Option Price Per Share
Balance—December 31, 2000	2,219,587	$5.50
Granted	1,122,000	5.38
Exercised	(63,611)	.83
Canceled	(432,753)	4.32

Balance—December 31, 2001	2,845,223	5.75
Granted	277,000	3.53
Exercised	(174,953)	1.26
Canceled	(446,460)	3.20

Balance—December 31, 2002	2,500,810	1.33
Granted	357,000	.26
Exercised	(348,693)	.003
Canceled	(706,010)	1.32

Balance—December 31, 2003	1,803,107	1.33

Options granted generally vest over a period not to exceed four years. Options for 1,501,457 shares are exercisable at December 31, 2003 at exercise prices ranging from $ .88 to $ 1.37 and a weighted average price of approximately $ 1.33 per share, with a weighted average remaining contractual life of approximately 7 years. At December 31, 2003, options to purchase 673,247 shares were available for grant under the plan.

The Company has adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, and applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. There was no compensation expense recognized in 2003, 2002 or 2001. If the Company had elected to recognize compensation cost for the plans based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by SFAS No. 123, pro forma net loss applicable to Common Shareholders would have been $7,188,432 in 2003, $30,275,954 in 2002 and $24,418,981 in 2001. Pro forma net loss applicable to common stockholders per basic and diluted share applicable to common stockholders would have been $.20 in 2003, $1.45 in 2002 and $1.54 in 2001.

The fair value of the Company’s stock options used to compute pro forma net loss and net loss per diluted share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001 through 2003: dividend yield of 0%; expected volatility of 80%; a risk free interest rate ranging from 4.34% to 4.60%, and an expected holding period of four years. The weighted average fair value per share at the date of grant was $0.26, $3.53, and $5.38 for the years 2003, 2002 and 2001, respectively.

On July 19, 2002, the Company’s Board of Directors authorized the repricing of employee options to purchase 2,610,110 shares of common stock from an exercise price ranging between $1.44 and $12.17 per share to an exercise price of $1.37 per share, which represented the fair market value of our common stock on the date of the repricing. These options are subject to variable plan accounting, as defined in FASB Interpretation No. 44. There were no charges required during 2003 and 2002 related to fluctuations in our stock price. As of December 31, 2003, options to purchase 1,608,550 shares of common stock are outstanding and subject to variable plan accounting.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note I—Income Taxes

At December 31, 2003 and December 31, 2002, the Company has net deferred tax assets as follows:

	December 31,
	2003	2002
Accounts receivable reserve	$28,000	$287,000
Inventory costs	983,000	1,108,000
Reserve on other assets	136,000	136,000
Deferred revenue	76,000	99,000
Accrued expenses	—	148,000
Impairment of goodwill	5,188,000	5,188,000
General business tax credits	993,000	930,000
Domestic operating loss carryover	13,712,000	11,593,000
Foreign operating loss carryover	3,512,000	3,512,000

Total deferred tax assets	24,628,000	23,001,000
Valuation allowance	(24,628,000)	(23,001,000)

Net deferred tax assets	$—	$—

The domestic operating loss carryovers, amounting to approximately $48,000,000 expire at various dates through 2023 and the foreign operating loss carryovers amounting to approximately $ 8,100,000 can be carried forward indefinitely. The Company is subject to Internal Revenue Code provisions, which limit the domestic net operating loss carryovers available annually. The general business tax credits expire at various dates through 2023.

The United States, foreign, and state components of the tax provision (benefit) are as follows:

	December 31,
	2003	2002	2001
Current:
United States	$—	$(199,734)	$—
Foreign	—	—	—
State	—	—	—

	—	(199,734)	—

Deferred:
United States	—	—	—
Foreign	—	—	—

	—	—	—

Provision (benefit) for income taxes	$—	$(199,734)	$—

At December 31, 2003, the Company’s foreign entities have accumulated deficits. The Company intends its investments in these entities to be permanent.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the provision for taxes with the expected income tax obligation obtained by applying the United States federal statutory rate to pretax income.

	2003	2002	2001
Loss before income taxes	$(4,749,422)	$(27,371,865)	$(13,216,813)

Expected benefit at statutory rate of 34%	(1,615,000)	(9,306,000)	(4,494,000)
Adjustments due to:
Difference between foreign rate and U.S. statutory rate	—	10,000	(33,400)
General business credit	(12,000)
Increase in valuation reserve	1,627,000	9,296,000	4,527,400
Adjustment of prior year tax refunds	—	(199,734)	—

Provision (benefit) for income taxes	$—	$(199,734)	$—

Note J—Legal Proceedings

In December 2001, Marketlink Technologies, LLC filed a civil action against the Company in the Circuit Court for Oakland County, Michigan, alleging that the Company owed them a $156,000 termination payment under the terms of a manufacturers representative agreement that the Company terminated for cause in April 2001 because of Marketlink’s inability to sell the Company’s products and perform the services required by the agreement. In January 2002, the Company filed counterclaims against Marketlink in this matter, including a claim for breach of contract. The case was tried in December 2003. Following the trial, the Court entered its order finding that the Company is liable to Marketlink for the $156, 000. Several post-order motions are currently before the Court that will affect the final amount due. The Company is considering an appeal.

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

During October 2002, we entered into a Settlement Agreement and License with Hitachi under which Hitachi agreed not to oppose our appeal of the judgment discussed above and not to seek recovery of litigation costs. In return, we granted Hitachi a non-exclusive, fully paid up, perpetual license to sell or distribute products that may be subject to claims of our patents.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

These actions were referred to a court appointed mediator with an initial mediation date in April 2002 and such mediation concluded without any mutually agreeable basis for settlement having been reached. A trial date was scheduled for November 10, 2003. However, on October 21, 2003 the Court ordered that all matters in this case are stayed pending the resolution of plaintiff’s and defendants’ motions for summary judgement. On March 12, 2004 the court issued a memorandum opinion granting the Veritas entities motion for summary judgment holding that there is no evidence that patents in question are infringed by the Veritas entities. To date the court has not entered a final judgment in the case.

On September 23, 2002, Veritas asserted a counter claim for patent infringement with respect to patent number U.S. 5,812,753, which it had bought entitled “ Methods for Initializing or Reconstructing Data Consistency Within an Array of Storage Elements.” On November 18, 2003 the court issued an order staying all proceedings in the case until there is a final resolution of the reexamination, requested by the Company in September 23, 2003, of the patent by the U.S. Patent and Trademark Office. We believe that this claim is without merit and intend to vigorously defend this action. On March 12, 2004, the Company received, through its patent counsel, the first office action of the U.S. Patent and Trademark Office, where the majority of the claims of U.S. 5,812,773 were rejected based on prior art.

The outcome in the Veritas unresolved patent proceedings cannot possibly be predicted, but the Company intends to vigorously pursue the enforcement of the Company’s intellectual property rights and the Company’s claims in these actions and against other manufacturers whose products the Company believes infringe on the Company’s patents and intellectual property rights. The Company’s failure to successfully enforce their patent rights could have a material adverse effect on the Company’s business, operating results and financial condition.

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

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2002 all of the remaining 10,000 unconverted shares of the Series A preferred stock were owned by our Chief Executive Officer and principal stockholder. In addition, during January 2003, an entity controlled by our Chief Executive Officer acquired from the original outside investor the remaining 225 unconverted shares of the Series C convertible preferred stock, and all of the outstanding warrants to purchase additional shares of common stock issued in connection with our Series C and Series E convertible preferred stock. The remaining Series A and Series C preferred stock was converted to common stock in 2003. There are no preferred shares outstanding at December 31, 2003.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redeemable Convertible Preferred Stock Transactions

Redeemable Convertible preferred stock transaction during the years ended December 31, 2003, 2002, and 2001 are summarized as follows:

	Shares	Series A	Series B	Series C	Total
Balance of convertible preferred stock outstanding at December 31, 2000	76,000	$2,325,000	$475,000	$9,756,661	$12,556,661
Amortization of beneficial conversion feature, warrants and other costs charged to accumulated deficit		933,333	441,666	738,712	2,113,711
Carrying value of preferred stock converted to common shares during the year	(45,900)	(1,791,666)	(333,333)	(7,770,358)	(9,895,357)
Redemption of preferred stock for cash	(17,000)	(466,667)	(583,333)		(1,050,000)

Balance of convertible preferred stock outstanding at December 31, 2001	13,100	1,000,000	—	2,725,015	3,725,015
Amortization of beneficial conversion feature, warrants and other costs charged to accumulated deficit				137,461	137,461
Carrying value of preferred stock converted to common shares during the year	(2,875)			(2,649,858)	(2,649,858)

Balance of convertible preferred stock outstanding at December 31, 2002	10,225	1,000,000	—	212,618	1,212,618
Amortization of beneficial conversion feature, warrants and other costs charged to accumulated deficit				12,382	12,382
Carrying value of preferred stock converted to common shares during the year	(10,225)	(1,000,000)		(225,000)	(1,225,000)

Balance of convertible preferred stock outstanding at December 31, 2003	—	$—	$—	$—	$—

All of the convertible preferred shares were issued in placements to private investors including the Chief Executive Officer of the Company in transactions that were exempt under Section 4(2) of the Securities Act of 1933. The Company has registered for resale the common stock underlying the preferred shares, related dividends, premium amounts and warrants. In connection with these private placements, the Company paid investment banking fees, legal and accounting fees, registration and other costs totaling $169,783 in 2001 and $1,175,450 in 2000 and in 2000 issued 86,000 warrants to investment bankers to purchase common stock exercisable for three years at prices ranging from $8.66 to $21.71 per share. Warrants, exercisable for three years, for 771,605 shares in 2001 and 753,132 in 2000 were issued to the private investors at prices ranging from $8.66 to $21.71 per share. Warrant exercise prices approximated the market price of the Company’s common stock on the commitment date of each transaction. Warrants for 132,000 shares were exercised in the year ended December 31, 2000. As of December 31, 2003, 2002 and 2001, exercisable warrants for the purchase of 1,097,856, 1,810,845 shares and 1,528,737 shares were outstanding, respectively. During 2001, the Company redeemed 17,000 shares of preferred stock at a premium of $1,093,983.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note L—Business Segment Information

The Company’s operations are conducted in one business segment: the design, manufacture and sale of high-performance scalable data storage, maintenance services and, beginning in 2001, license fees. Revenues and long-lived assets by geographic area are summarized as follows:

	United States	Europe	Eliminations	Consolidated
2003:
Domestic	$963,813	$—	$—	$963,813
Export	81,225	—	—	81,225
Exports to affiliates	—	—	—	—

Total revenues	$1,045,038	$—	$—	$1,045,038

Long-lived assets	$14,801,291	$—	$(10,813,914)	$3,987,377

2002:
Domestic	$4,467,505	$505,779	$(19,619)	$4,953,665
Export	393,884	24,058	—	417,942
Exports to affiliates	(617,032)	—	617,535	503

Total revenues	$4,244,357	$529,837	$597,916	$5,372,110

Long-lived assets	$16,095,681	$—	$(11,340,700)	$4,754,981

2001:
Domestic	$7,030,643	$976,527	$—	$8,007,170
Export	761,047	261,089	—	1,022,136
Exports to affiliates	622,620	—	(604,299)	18,321

Total revenues	$8,414,310	$1,237,616	$(604,299)	$9,047,627

Long-lived assets	$26,207,641	$71,740	$(4,808,845)	$21,470,536

Export sales from the United States are summarized as follows:

	2003	2002	2001
Far East	$38,901	$394,387	$947,285
Europe	26,885	—	436,382
Other	15,469	—	—

	$81,255	$394,387	$1,383,667

For the year ended December 31, 2003 product sales of $459,000 to one customer, Compuserve, was in excess of 10% of consolidated revenue. For the year ended December 31, 2001 product sales to one customer were in excess of 10% of revenues and amounted to $1,350,000. In addition, license fees received from one licensee during the year ended December 31, 2002 and from one licensee during the year ended December 31, 2001, each represented in excess of 10% of total consolidated revenues.

STORAGE COMPUTER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note M—Quarterly Financial Results (Unaudited)

Summarized quarterly results of operations for the two years ended December 31, 2003 and 2002 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2003
Revenues	$277,984	$147,776	$215,047	$404,231
Operating income (loss)	(1,198,029)	(1,375,060)	(1,097,718)	(1,045,401)
Net income (loss)	(1,202,084)	(1,186,466)	(1,099,991)	(1,260,881)
Net income (loss) applicable to common stockholders	(1,219,679)	(1,186,466)	(1,099,991)	(1,260,881)
Basic and diluted income (loss) per share applicable to common stockholders	$(.04)	$(.03)	$(.03)	$(.03)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2002
Revenues	$766,003	$586,993	$618,731	$3,400,383
Operating income (loss)	(3,712,807)	(4,030,984)	(20,671,370)	819,085
Net income (loss)	(3,665,205)	(4,081,771)	(20,404,876)	979,721
Net income (loss) applicable to common stockholders	(3,922,249)	(4,339,726)	(20,488,114)	942,286
Basic and diluted income (loss) per share applicable to common stockholders	$(.20)	$(.22)	$(.97)	$.04

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

The third quarter of 2002 reflects a restatement of the amounts previously reported for the third quarter related to the recognition of an impairment loss related to goodwill and other identified intangible assets and our third quarter 10-Q for 2002 was amended.

Note N—Valuation and Qualifying Accounts

Changes in the accounts receivable and inventory reserves were as follows:

	Accounts Receivable	Inventory
Balance at December 31, 2000	$172,237	$2,779,114
Additions charged to costs and expenses	35,391	1,000,000
Amounts used during year	(10,350)	(1,301,801)

Balance at December 31, 2001	197,278	2,477,313
Additions charged to costs and expenses	805,944	1,645,010
Amounts used during year	(51,366)	(897,323)

Balance at December 31, 2002	951,856	3,225,000
Additions charged to cost and expenses	—	163,065
Amounts used during year	(870,000)	(523,158)

Balance at December 31, 2003	$81,856	$2,864,907