Form 10-Q
period 2004-03-31
STORAGE COMPUTER CORP
filed 2004-05-17
CIK 933452

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT April 28, 2004
Common Stock $ .001 par value per share	38,901,125

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Storage Computer Corporation

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,595	$72,581
Accounts receivable, net	55,178	135,730
Inventories	1,245,777	1,390,291
Other current assets	156,592	187,247

Total current assets	1,478,142	1,785,849
Property and equipment, net	308,470	345,709
Goodwill	2,692,611	2,692,611
Other intangibles, net	805,057	949,057

Total assets	$5,284,280	$5,773,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$555,918	$565,182
Accrued expenses	1,968,433	1,808,044
Deferred revenue	141,038	133,538
Notes payable	965,379	846,184

Total current liabilities	3,630,768	3,352,948

Commitments and contingencies
Stockholders’ equity:
Common stock	38,837	38,650
Additional paid-in capital	85,800,788	85,612,531
Accumulated deficit	(84,186,113)	(83,230,903)

Total stockholders’ equity	1,653,512	2,420,278

Total liabilities and stockholders’ equity	$5,284,280	$5,773,226

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Consolidated Statements of Operations (Unaudited)

	March 31, 2004	March 31, 2003
Revenues:
Products and services	$91,018	$277,984
License fees	—	—

Total revenues	91,018	277,984

Costs and expenses:
Cost of products and services	209,938	247,061
Cost of license fees, primarily legal fees	—	259,715
Research and development	213,328	285,909
Sales and marketing	130,943	162,191
General and administrative	303,801	377,137
Amortization of intangibles	144,000	144,000

Total costs and expenses	1,002,010	1,476,013

Operating loss	(910,992)	(1,198,029)

Other income (expense), net:
Interest expense, net	(41,646)	(4,480)
Other income (expense)	(2,572)	425

Total other income (expense), net	(44,218)	(4,055)

Net loss	(955,210)	(1,202,084)
Dividends on preferred stock including amortization of the beneficial conversion features	—	(17,595)
Net loss applicable to common stockholders	$(955,210)	$(1,219,679)

Loss applicable to common stockholders per basic and dilutive share	$(0.03)	$(0.04)
Basic and dilutive shares outstanding	38,700,082	34,421,825

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(955,210)	$(1,202,084)
Reconciliation to operating cash flows:
Depreciation and amortization of property and equipment	37,239	60,419
Amortization of other intangibles	144,000	144,000
Provision for obsolete inventory	66,243	(25,000)
Stock issued to 401(k) plan	2,516	4,244
Non-cash compensation for services	185,748	—
Changes in current operating assets and liabilities:
Accounts receivable	80,552	77,195
Inventories	78,271	61,909
Due from officers and directors	—	(1,581)
Other current assets	30,655	(44,377)
Accounts payable, accrued expenses and deferred revenue	158,625	(233,052)

Net cash used in operations	(171,361)	(1,158,327)

Cash flows from investing activities:
Capital expenditures	—	—

Net cash (used in) provided by investing activities	—	—

Cash flows from financing activities:
Reduction of Notes payable	(805)	—
Proceeds from Notes payable	120,000	—
Net proceeds from issuance of common stock for stock options	180	4,957

Net cash provided by financing activities	119,375	4,957

Effect of exchange rate changes on cash	—	—

Net decrease in cash and cash equivalents	(51,986)	(1,153,370)
Cash and cash equivalents-beginning of period	72,581	2,680,599

Cash and cash equivalents-end of period	$20,595	$1,527,229

Supplemental cash flow information:
Cash payments of interest	$—	$4,367
Preferred stock dividends paid in common stock	$—	$44,917

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Notes to Consolidated Financial Statements

March 31, 2004

Note A – The Company

Storage Computer Corporation (the “Company “SCC” or “we”), a pioneer in RAID (“Redundant Array of Independent Disks”) technology is a provider of high performance storage software solutions focused on developing advanced storage architectures to address the emerging needs of high-bandwidth and other “performance-impaired” applications. Storage Computer’s technology supports a variety of applications including advanced database activities, wide area network storage and sophisticated business continuity topologies including:

•	Networked Attached Storage

•	Storage Area Networks

•	Direct Attached Storage

•	Storage Wide Area Networking

Note B Basis of Presentation

The condensed consolidated financial statements include the accounts of Storage Computer Corporation and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Consolidated financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, containing our Consolidated financial statements for the fiscal year ended December 31, 2003. In management’s opinion, the accompanying consolidated financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present our consolidated financial position, consolidated results of operations and consolidated cash flows. The consolidated results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Certain 2003 amounts have been reclassified to conform to the current period presentation. These reclassifications did not change previously reported total assets, liabilities, and stockholders’ equity or net loss.

Note C Liquidity Matters

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

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirement; Revenues from products and services have fallen dramatically and continued to fall in the first quarter of 2004. We did not receive any revenue from license fees in 2003 or in the first quarter of 2004. and there can be no assurances that we will be able to secure license fees at all during the coming twelve months. Furthermore, given the continued volatility of the global securities markets and, in particular, the market for the securities of technology companies, as well as the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure additional debt or equity financing. Our failure to maintain adequate liquidity and working capital would have a material adverse effect on the Company, our financial condition and results of operations.

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

Since our projected levels of revenues from products and services have not been achieved and additional financing has not been completed, management implemented further reductions in operating expense cash flow requirements to allow the Company to continue in business. On August 1, 2003, we implemented a salary reduction plan, adjusted fringe benefit packages, and reduced headcount to further reduce costs. In January 2004, salaries were reduced further in response to the need to preserve cash flow. Reductions in 2004 salaries are compensated for through a stock based compensation plan (requires no cash expenditure). In August 2003 our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company’s cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. Originally such advances were unsecured, due upon demand and accrued interest at the affiliate’s cost of funds. Subsequently, the Board of Directors, with the Chief Executive Officer abstaining, approved the Company formalizing the agreement with the affiliate in the form of a $500,000 line of credit secured by all the assets of the Company with interest at the affiliate’s cost of funds which is currently 26% and a one year term renewal by mutual agreement of the parties. The amount outstanding under the line of credit was $477,480 and $358,285 at March 31, 2004 and December 31, 2003 respectively.

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

In July 2003, we engaged iCapital Finance, Inc. of Irvine, California as the Company’s investment banking firm to assist us in structuring financing, providing access to capital resources, identifying candidates for marketing and distribution alliances, and to advise the Company on other strategic decisions. In September 2003, we established a sales representation relationship with Latin American Sales Solutions Consultants for our product offerings into the Latin American market. In April 2004, we signed a strategic alliance partnership agreement with MTC Direct (Micro Technology Concepts, Inc.). MTC Direct will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution and private labeling worldwide. We continue to explore and negotiate strategic alliance relationships to market our new products and who would also provide the Company financial support.

The Company received notification from the American Stock Exchange (AMEX) on April 29, 2003 that the Company was not in compliance with certain listing standards relating to stockholders’ equity and net losses. In June 2003, the Company submitted a plan to AMEX setting forth a plan for compliance with the AMEX continuing listing standards. On July 28, 2003, AMEX notified the Company that it had accepted the proposed plan and granted an extension until October 31, 2004 to regain compliance. During such period, the Company’s common stock will continue to trade on AMEX and the Company will be subject to periodic review of its progress consistent with its plan.

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

Note D – Stockholders’ Equity

A summary of changes in stockholders’ equity for the three months ended March 31, 2004 follows:

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2003	38,650,060	$38,650	$85,612,531	$(83,230,903)	$2,420,278
Stock issued to 401(k) plan	6,989	7	2,509		2,516
Stock issued and compensatory stock options granted for investment banking and consulting services, respectively	180,000	180	185,748		185,928
Net loss				(955,210)	(955,210)

Balance—March 31, 2004	38,837,049	$38,837	$85,800,788	$(84,186,113)	$1,653,512

Note E – Related Party Transactions

In August 2001, the Company’s Board of Directors approved the issuance of advances secured by demand notes receivable with interest at prime plus 1% to executive officers and directors of the Company in the aggregate amount of $500,000 for the purpose of purchasing the common stock of the Company in the public market. Demand notes receivable and accrued interest totaling $133,247 were outstanding at December 31, 2002. In May of 2003, $130,150 of demand notes receivable from three directors were forgiven and charged to other income (expense) in recognition of previous service on the Board of Directors

In August 2003, our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company’s cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. Originally such advances were unsecured, due upon demand and accrue interest at the affiliate’s cost of funds. Subsequently, the Board of Directors, with the Chief Executive Officer abstaining, approved the Company formalizing the agreement with the affiliate in the form of a $500,000 line of credit, of which $477,480 and $358,285 was outstanding at March 31, 2004 and December 31, 2003 respectively. Advances under the line of credit are secured by all the assets of the Company and accrue interest at the affiliate’s cost of funds, which is currently 26%, and has a one- year term renewal by mutual agreement of the parties.

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

Notes payable in the amount of $487,899 at March 31, 2004 and December 31, 2003 is due to the Chief Executive Officer and principal shareholder of the Company. The debt is unsecured, and $387,899 bares interest at prime plus 1%, and $100,000 bares interest at 6% and is convertible into the Company’s common stock at $4.00 per share. Interest expense related to this obligation amounted to $6,300 and $6,500 for the quarters ended March 31, 2004 and 2003 respectively. This debt is due upon demand.

The Company leases plant and office facilities from an affiliated of the Company controlled by our Chief Executive Officer and principal stockholder under a non-cancelable, five-year, triple net operating lease agreement, which was entered into as of December 1, 2000. The lease provides for monthly rental payments of $25,000 commencing in January 2001, and is increased annually based on a change in the consumer price index. The monthly rental payments for 2004 and 2003 were $26,509 and $25,992 respectively. Additionally, the lease provides for an additional five-year renewal option by the Company and contains no purchase option. Minimum future rental payments on this lease amount to $318,108 annually for the years 2004 through 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations+

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

Introduction

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the periods ended March 31, 2004 and 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and other financial information included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The additional disclosures required by SFAS No. 148 are as follows:

	Three months ended March 31
	2004	2003
Net loss applicable to common stockholders, as reported	$(955,210)	$(1,219,679)
Deduct: Total stock based employee compensation expense determined under the fair value based method of all awards, net of tax	$(457,058)	$(605,370)

Pro forma net loss applicable to common stockholders	$(1,412,268)	$(1,825,049)

Net loss applicable to common stockholders per basic and dilutive shares:
As reported	$(0.03)	$(0.04)
Pro forma	$(0.04)	$(0.05)

Allowance for Doubtful Accounts

We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customer’s credit worthiness or other matters affecting the collectbility of amounts due from such customers, could have a material affect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirement, Revenues from products and services have fallen dramatically and continued to fall in the first quarter of 2004. We did not receive any revenue from license fees in 2003 or in the first quarter of 2004. and there can be no assurances that we will be able to secure license fees at all during the coming twelve months. Furthermore, given the continued volatility of the global securities markets and, in particular, the market for the securities of technology companies, as well as the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure additional debt or equity financing. Our failure to maintain adequate liquidity and working capital would have a material adverse effect on the Company, our financial condition and results of operations.

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

Since our projected levels of revenues from products and services have not been achieved and additional financing has not been completed, management has implemented further reductions in operating expense cash flow requirements to allow the Company to continue in business. On August 1, 2003, we implemented a salary reduction plan, adjusted fringe benefit packages, and reduced headcount to further reduce costs. In January 2004, salaries were reduced further to in response to the need to preserve cash flow.

Reductions in 204 salaries are compensated for through a stock based compensation plan (requires no cash expenditure). In August 2003 our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company’s cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. Originally such advances were unsecured, due upon demand and accrued interest at the affiliate’s cost of funds. Subsequently, the Board of Directors, with the Chief Executive Officer abstaining, approved the Company formalizing the agreement with the affiliate in the form of a $500,000 line of credit secured by all the assets of the Company with interest at the affiliate’s cost of funds which is currently 26% and a one year term renewal by mutual agreement of the parties. The amount outstanding under the line of credit was $477,480 and $358,285 at March 31, 2004 and December 31, 2003 respectively

While the dilutive effect might be significant, the Company continues to receive inquires from interested investors to provide equity financing using a variety of alternatives and the Company is pursuing these alternatives. Although there can be no assurances that we will obtain additional capital, management is committed to achieving or exceeding its operating plan for 2004 and intends to implement those additional cost reductions and improvements in cash flow necessary to achieve this success.

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

Cash Flows

	Position at
	March 31, 2004	December 31, 2003
Cash and cash equivalents	$20,595	$72,581
Working capital (deficiency)	$(2,152,626)	$(1,567,099)

	Three months ended
	March 31, 2004	March 31, 2003
Net cash (used) in operations	$(171,361)	$(1,158,327)
Net cash provided by investing activities	$119,375	$4,957

The Company used cash of $171,361 to fund operations in the first quarter of 2004. The cash used in operations was principally the result of a net loss of $955,210 offset by a non-cash expenses of $435,746 and a reduction in operating assets of $348,103. Included in non-cash expenses is depreciation and amortization of $181,239, a provision for inventory obsolescence of $66,243 and a non-cash compensation charge of $185,748. The major decreases in operating assets were accounts receivable of $80,552, inventories of $78,271 and accrued expenses of $158,625.

Cash flow from financing activities consisted primarily of $120,000 received under a line of credit from an affiliate controlled by our Chief Executive Officer and principal stockholder.

COMMITMENTS.

We lease office facilities from an affiliate under a non-cancelable operating lease Minimum future rental payments on this lease amount to $318,108 annually for the years 2004 and 2005.

Borrowing Arrangements

Other than the line of credit with the affiliate of the Company as described above, we currently have no outstanding bank loans, lines of credit, or credit facilities. See comments under Liquidity and Capital Resources above with respect to current advances received from an affiliate of the Company.

Results of Operations

Our operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors. After the acquisition of CyberStorage Systems Corporation in September 2000, we commenced a corporate-wide restructuring, including the expansion of our North America sales territories to seven regions; the initiation of a plan to re-establish our re-seller sales channel; consolidation of our European sales, marketing and service organizations; and implemented strategic marketing initiatives and programs for product development and repositioning. Although we believed these actions and the introduction of new products would provide the revenue growth that would enable us to return to profitability, this has not yet materialized due to the time and difficulty of finding and training qualified channel partners. In September 2003 we established a sales representation relationship with Latin American Sales Solutions Consultants for our product offerings into the Latin American market. In April 2004 we signed a strategic alliance partnership agreement with MTC direct (Micro Technology Concepts, Inc.) MTC Direct will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution and private labeling worldwide. We continue to explore and negotiate strategic alliance relationships to market our new products and who would also provide the Company financial support.

Revenue

Revenues from sales of products and services for the three-month period ended March 31, 2004 was $91,000 compared to $278,000 for the respective period in 2003. There was no license fee revenue in either period. - Revenues from products and services continue to fall dramatically and there can be no assurance that we will be able to secure any license fee revenue in the coming twelve months. Revenue from software sales was not significant in either the 2004 or 2003 period. Domestic product sales and international product sales were 86% and 14% of total sales for the quarter ended March 31, 2003. There were no significant international sales in the quarter ended March 31, 2004. We continued concentration on the realignment and refocus of our core business activity toward the Storage Wide Area Networking (SWAN) market segment for our CyberNAS Network Attached Storage and CyberVSA Storage Operating System.

Cost of Products and Services

Product and service costs for the three-month periods ended March 31, 2004 and 2003 were $210,000 and $247,000, or 231% and 89% of revenue respectively. The decrease in aggregate dollars was due primarily to reductions in overhead costs, primarily headcount and salary reductions. Cost of product and services includes a $66,000 increase in the reserve for inventory obsolescence in the quarter ended March 31, 2004 compared to a reduction in the reserve of $25,000 in the corresponding quarter last year. The increase in the costs as a percentage of revenue from 2003 to 2004 is primarily related to lower revenue levels.

Cost of License Fees

Costs associated with the enforcement of our patent and other intellectual property rights were to $0 and $260,000 for the quarters ended March 31, 2004 and 2003 respectively. These costs relate to legal fees for counsel and experts consulting fees and expenses incurred in connection with the enforcement of our patent and other intellectual property rights. Certain work performed by our legal counsel in defending our intellectual property is done under a contingency fee arrangement. The work performed in the quarter ended March 31, 2004 was done primarily under this arrangement.

Research and Development Expenses

Research and development expenses for the quarters ended March 31, 2004 and 2003 were $213,000 and $286,000, or 234% and 103% of revenue respectively. The decrease in research and development expense in aggregate dollars was due primarily to reductions in staffing and salary levels. The increase in research and development expense as a percentage of revenue for the quarter ended March 31, 2004 compared to the corresponding period last year is related primarily to lower revenue levels.

Selling and Marketing Expenses

Selling and marketing expenses for the quarters ended March 31, 2004 and 2003 were $131,000 and $162,000, or 144% and 58% of revenue respectively. The decrease in selling and marketing expenses in aggregate dollars was due to primarily to reductions in staffing, salary levels and other overhead costs. The increase in selling and marketing expenses as a percentage of revenue for the quarter ended March 31, 2004 compared with the corresponding period last year is related primarily to lower revenue levels.

General and Administrative Expenses

General and administrative expenses for the quarters ended March 31, 2004 and 2003 were $304,000 and $377,000, or 334% and 136% of revenue respectively. The decrease in general and administrative expenses in aggregate dollars was due primarily to reductions in headcount, salary reductions and other overhead costs. The increase in general and administrative expenses as a percentage of revenue for the quarter ended March 31, 2004 compared with the corresponding period last year is related primarily to lower revenue levels.

Amortization of Intangibles

Amortization of other intangible assets amounted to $144,000 for the quarters ended March 31, 2004 and 2003 respectively. Identifiable intangible assets are amortized over an estimated life of 5 to 7 years.

Other Income (Expense), Net

Interest expense, net for the three month ended March 31, 2004 and 2003 was $41,600 and $4,500, respectively. Interest expense increased in 2004 due to an increase in both the amount of outstanding debt and the related rate of interest.

Other income (expense), net of other expenses, for the three-month period ended March 31, 2004 and 2003 was not significant.

Income Taxes

The effective tax rate was 0% for the quarters ended March 31, 2004 and 2003. No tax benefit was recognized relating to the loss in those periods, as the ability of the Company to use the tax benefit of its net operating losses is not assured.

Factors That May Affect Future Results

We caution you that the following important factors, amount others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any and all forward-looking statements in this quarterly report on Form 10Q, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements; whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission

Liquidity and Capital Resources

See information with respect to our liquidity and capital resources presented above.

Our Stock Price is Volatile

Our stock price is subject to significant volatility because of factors such as:

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

Our Business May Suffer If We Cannot Protect Our Intellectual Property

We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented. See Item 1 of Part II below. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. Therefore, we cannot assure you that we will be able to adequately protect our proprietary technology against unauthorized third party copying or use, which could adversely affect our competitive position. Further, we cannot assure you that we will be able to obtain licenses to any technology that may be required to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

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

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures: Under the direction of our Chief Executive Officer and our Chief financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting: In connection with the evaluation of our internal control over financial reporting (required by paragraph (d) of Exchange Act Rule 13a-15, we have made no changes in, nor taken any corrective actions regarding, our internal controls over financial reporting during the first quarter ended March 31, 2004, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During October 2002, we entered into a Settlement Agreement and License with Hitachi under which Hitachi agreed not to oppose our appeal of the judgment discussed above and not to seek recovery of litigation costs. In return, we granted Hitachi a nonexclusive, fully paid up, perpetual license to sell or distribute products that may be subject to claims of our patents.

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

These actions were referred to a court appointed mediator with an initial mediation date in April 2002 and such mediation concluded without any mutually agreeable basis for settlement having been reached. A trial date was scheduled for November 10, 2003. However, on October 21, 2003 the Court ordered that all matters in this case are stayed pending the resolution of plaintiff’s and defendants’ motions for summary judgment. On March 12, 2004 the court issued a memorandum opinion granting the Veritas entities motion for summary judgment holding that there is no evidence that the patents in question are infringed by the Veritas entities. To date the court has not entered a final judgment in the case. The Company has filed a notice of appeal.

On September 23, 2002, Veritas asserted a counter claim for patent infringement with respect to patent number U.S. 5,812,753 entitled “ Methods for Initializing or Reconstructing Data Consistency Within an Array of Storage Elements.” On November 18, 2003 the court issued an order staying all proceedings in the case until there is a final resolution of the reexamination, requested by the Company on September 23, 2003, of the patent by the U.S. Patent and Trademark Office. We believe that this claim is without merit and intend to vigorously defend this action. On March 12, 2004, the Company received through its patent counsel the first office action of the U.S. Patent and Trademark Office, where the majority of the claims of U.S. 5,812,753 were rejected based on prior art.

The outcome in the Veritas unresolved patent proceedings cannot be predicted, but the Company intends to vigorously pursue the enforcement of the Company’s intellectual property rights and the Company’s claims in these actions and against other manufacturers whose products the Company believes infringe on the Company’s patents and intellectual property rights. The Company’s failure to successfully enforce their patent rights could have a material adverse effect on the Company’s business, operating results and financial condition.

The Company is involved from time to time in various other minor legal actions in the ordinary course of its business which management believes will not have a material adverse effect on its business, operating results of financial position.

ITEM 2. Changes in Securities and Use of Proceeds

NONE

ITEM 3. Defaults Upon Senior Securities

NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE

ITEM 5. Other Information

After discussions between our management and BDO Seidman LLP (“BDOS”), BDOS resigned as Independent auditor of the Company. on March 19, 2004. The resignation was accepted by the Audit Committee of our Board of Directors.

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

See Part II, Item 1. Legal proceedings

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Number	Description

31.1	Rule 13a-14(a) Certification of Theodore J. Goodlander, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Michael J. O’Donnell, Chief Financial Officer

32.1	Section 1350 Certification of Theodore J. Goodlander, Chief Executive Officer

32.2	Section 1350 Certification of Michael J. O’Donnell, Chief Financial Officer

(b) Reports On Form 8-K

On February 4, 2004, Storage Computer Corporation filed a Current Report on Form 8-K for the purpose of filing under Item 5 with the Securities and Exchange Commission as an exhibit thereto Storage Computer’s press release dated February 4, 2004 announcing the resignation of Peter N. Hood as Chief Financial Officer.

On March 9, 2004, Storage Computer Corporation filed a Current Report on Form 8-K for the purpose of filing under Item 5 with the Securities and Exchange Commission as an exhibit thereto Storage Computer’s press release dated March 5, 2004 announcing the appointment of Michael J. O’Donnell as Chief financial Officer.

On March 25, 2004, Storage Computer Corporation filed a Current Report on Form 8-K for the purpose of filing under item 4 with the Securities and Exchange Commission a notice of a change in the Registrants Certifying Accountant. Also, Storage Computer Reported under Item 5 the issuance of a press release dated March 26, 2004 announcing the appointment of a new Certifying Accountant.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORAGE COMPUTER CORPORATION

Registrant

By:	/s/ Michael J. O’Donnell
Michael J. O’Donnell Chief Financial Officer

Date: May 17, 2004