Form 10-Q
period 2004-06-30
STORAGE COMPUTER CORP
filed 2004-08-16
CIK 933452

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s class of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT June 30, 2004
Common Stock $ .001 par value per share	38,919,272

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Storage Computer Corporation

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,096	$72,581
Accounts receivable, net	5,333	135,730
Inventories	1,110,634	1,390,291
Other current assets	65,696	187,247

Total current assets	1,193,759	1,785,849
Property and equipment, net	271,230	345,709
Goodwill	2,692,611	2,692,611
Other intangibles, net	661,057	949,057

Total assets	$4,818,657	$5,773,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504,691	$565,182
Accrued expenses	2,403,993	1,808,044
Deferred revenue	87,499	133,538
Notes payable	1,045,379	846,184

Total current liabilities	4,041,562	3,352,948

Commitments and contingencies
Stockholders’ equity:
Common stock	38,919	38,650
Additional paid-in capital	85,814,375	85,612,531
Accumulated deficit	(85,076,199)	(83,230,903)

Total stockholders’ equity	777,095	2,420,278

Total liabilities and stockholders’ equity	$4,818,657	$5,773,226

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Consolidated Statements of Operations (Unaudited)

	Three Month Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Products and services	$122,140	$147,776	$213,158	$425,760
License fees	—	—	—	—

Total revenues	122,140	147,776	213,158	425,760

Costs and expenses:
Cost of products and services	183,830	231,611	393,768	478,672
Cost of license fees, primarily legal fees	—	269,366	—	529,081
Research and development	217,763	359,662	431,091	645,571
Sales and marketing	89,023	161,925	219,966	324,116
General and administrative	214,868	356,272	518,669	733,409
Amortization of intangibles	144,000	144,000	288,000	288,000

Total costs and expenses	849,484	1,522,836	1,851,494	2,998,849

Operating loss	(727,344)	(1,375,060)	(1,638,336)	(2,573,089)

Other income (expense), net:
Interest expense, net	(58,205)	(5,082)	(99,851)	(9,562)
Other income (expense)	(104,537)	193,676	(107,109)	194,101

Total other income (expense), net	(162,742)	188,594	(206,960)	184,539

Net loss	$(890,086)	$(1,186,466)	$(1,845,296)	$(2,388,550)
Dividends on preferred stock including amortization of the beneficial conversion features	—	—	—	(17,595)

Net Loss applicable to common stockholders	$(890,086)	(1,186,466)	$(1,845,296)	$(2,406,145)

Loss applicable to common stockholders per basic and dilutive share	$(0.02)	$(0.03)	$(0.05)	$(0.07)
Basic and dilutive shares outstanding	38,903,136	36,285,714	38,801,805	35,358,918

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net loss	$(1,845,296)	$(2,388,550)
Reconciliation to operating cash flows:
Depreciation and amortization of property and equipment	74,479	102,503
Amortization of other intangibles	288,000	288,000
Settlement of debt and advances with directors and officers	—	(184,784)
Provision for obsolete inventory	118,243	—
Stock issued to 401(k) plan	3,605	10,094
Stock issued for deferred compensation	—	105,110
Non-cash compensation for services	387,689	—
Changes in current operating assets and liabilities:
Accounts receivable	130,397	165,826
Inventories	161,414	94,967
Due from officers and directors	—	3,097
Other current assets	121,551	22,822
Accounts payable, accrued expenses and deferred revenue	101,730	(399,235)

Net cash used in operations	(458,188)	(2,180,150)

Cash flows from investing activities:
Capital expenditures	—	(13,402)

Net cash (used in) investing activities	—	(13,402)

Cash flows from financing activities:
Reduction of Notes payable	(805)	(40,000)
Proceeds from Notes payable	200,000	—
Issuance of common stock	198,508	—

Net cash (used in) provided by financing activities	397,703	(40,000)

Effect of exchange rate changes on cash	—	—

Net decrease in cash and cash equivalents	(60,485)	(2,233,552)
Cash and cash equivalents-beginning of period	72,581	2,680,599

Cash and cash equivalents-end of period	$12,096	$447,047

Supplemental cash flow information:
Cash payments of interest	$—	$8,210
Preferred stock dividends paid in common stock	$—	$44,917

See Notes to Consolidated Financial Statements.

Storage Computer Corporation

Notes to Consolidated Financial Statements

June 30, 2004

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

Note B - Basis of Presentation

The condensed consolidated financial statements include the accounts of Storage Computer Corporation and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, containing our financial statements for the fiscal year ended December 31, 2003. In management’s opinion, the accompanying consolidated financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present our consolidated financial position, consolidated results of operations and consolidated cash flows. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Note C- Liquidity Matters

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

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements; Revenues from products and services have fallen dramatically in the previous two fiscal years and continued to fall in the first six months of 2004. We did not receive any revenue from license fees in 2003 or in the first six months of 2004, and there can be no assurances that we will be able to secure license fees at all during the coming twelve months. Furthermore, given the continued volatility of the global securities markets and, in particular, the market for the securities of technology companies, as well as the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure additional debt or equity financing. Our failure to maintain adequate liquidity and working capital would have a material adverse effect on the Company, our financial condition and results of operations.

We have incurred operating losses for the last several years and we continue to incur operating losses at this time. While the development and introduction of our new products continues, our actual sales revenue has declined significantly over the last two fiscal years and continues to be at a low level. In response, we have implemented cost reduction programs primarily in employee headcount, the use of independent software subcontractors and the level of expenses for development, marketing, sales and administration. In January 2004 salaries were reduced further in response to the need to preserve cash flow. Reductions in 2004 salaries are compensated for through a stock based compensation plan (requires no cash expenditure).

In August 2003 our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company’s cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. The amounts advanced were $557,480 and $358,285 at June 30, 2004 and December 31, 2003, respectively. Advances are secured by all the assets of the Company and accrue interest at the affiliate’s cost of funds, which is currently 26%.

The Company continues to receive inquires from interested investors to provide new financing using a variety of alternatives and the Company is pursuing these alternatives. However, there can be no assurances that the Company will be able to obtain new financing and if new financing is obtained it could result in significant dilution to existing shareholders.

In July 2003, we engaged iCapital Finance, Inc. of Irvine, California as the Company’s investment banking firm to assist us in structuring financing, providing access to capital resources, identifying candidates for marketing and distribution alliances, and to advise the Company on other strategic decisions.

We continued to focus our core business activity toward the Storage Wide Area Networking (SWAN) market segment for our CyberNAS Network Attached Storage and CyberVSA Storage Operating System. While our new products have been available, significant new sales have not materialized as it has taken longer and been more difficult than we anticipated to find and train qualified channel partners. We have make progress recently in this area

In September 2003, we established a sales representation relationship with Latin American Sales Solutions Consultants for our product offerings in the Latin American Market.

In March 2004, we signed an OEM agreement with RAID Incorporated (RAID). RAID will private label the CyberNAS software and integrate it into their extensive software and hardware suite.

In April 2004, we signed a strategic alliance partnership agreement with MTC direct (Micro Technology Concepts, Inc.) MTC Direct will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution and private labeling worldwide.

In May 2004, we signed a distribution agreement with Beijing Challenger Group of China. Beijing Challenger will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution throughout China.

We continue to explore and negotiate strategic alliance relationships to market our new products.

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

Note D – Stockholders’ Equity

A summary of changes in stockholders’ equity for the six months ended June 30, 2004 follows:

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance—December 31, 2003	38,650,060	$38,650	$85,612,531	$(83,230,903)	$2,420,278
Stock issued to 401(k) plan	9,212	9	3,596		3,605
Stock issued and compensatory stock options granted for investment banking and consulting services, respectively	260,000	260	198,248		198,508
Net loss				(1,845,296)	(1,845,296)

Balance-June 30, 2004	38,919,272	$38,919	$85,814,375	$(85,076,199)	$777,095

Note E – Related Party Transactions

In August 2001, the Company’s Board of Directors approved the issuance of advances secured by demand notes receivable with interest at prime plus 1% to executive officers and directors of the Company in the aggregate amount of $500,000 for the purpose of purchasing the common stock of the Company in the public market. In May of 2003, $130,150 of demand notes receivable from three directors were forgiven and charged to other income (expense) in recognition of previous service on the Board of Directors

In August 2003 our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company’s cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. The amounts advanced were $557,480 and $358,285 at June 30, 2004 and December 31, 2003 respectively Advances are secured by all the assets of the Company and accrue interest at the affiliate’s cost of funds, which is currently 26%.

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

Notes payable in the amount of $487,899 at June 30, 2004 and December 31, 2003 is due to the Chief Executive Officer and principal shareholder of the Company. The debt is unsecured, and $387,899 bears interest at prime plus 1%, and $100,000 bears interest at 6% and is convertible into the Company’s common stock at $4.00 per share. Interest expense related to this obligation amounted to $ 12,700 and $13,100 for the six months ended June 30, 2004 and 2003 respectively. This debt is due upon demand.

The Company leases plant and office facilities from an affiliate of the Company controlled by our Chief Executive Officer and principal stockholder under a non-cancelable, five-year, triple net operating lease agreement, which was entered into as of December 1, 2000. The lease provides for monthly rental payments of $25,000 commencing in January 2001, and is increased annually based on a change in the consumer price index. The monthly rental payments for 2004 and 2003 were $26,509 and $25,992 respectively. Additionally, the lease provides for an additional five-year renewal option by the Company and contains no purchase option. Minimum future rental payments on this lease amount to $318,104 annually for the years 2004 through 2005.

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

Introduction

This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the periods ended June 30, 2004 and 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and other financial information included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The additional disclosures required by SFAS No. 148 are as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net loss applicable to common stockholders, as reported	$(890,086)	$(1,186,466)	$(1,845,296)	$(2,406,145)
Deduct: Total stock based employee compensation expense determined under the fair value based method of all awards, net of tax	(457,279)	(605,387)	(914,337)	(1,210,758)

Pro forma net loss applicable to common stockholders	$(1,347,365)	$(1,791,853)	$(2,759,633)	$(3,616,903)

Net loss applicable to common stockholders per basic and dilutive shares:
As reported	$(0.02)	$(0.03)	$(0.05)	$(0.07)
Pro forma	$(0.03)	$(0.05)	$(0.07)	$(0.10)

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

Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements; Revenues from products and services have fallen dramatically in the previous two fiscal years and continued to fall in the first six months of 2004. We did not receive any revenue from license fees in 2003 or in the first six months of 2004. And there can be no assurances that we will be able to secure license fees at all during the coming twelve months. Furthermore, given the continued volatility of the global securities markets and, in particular, the market for the securities of technology companies, as well as the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure additional debt or equity financing. Our failure to maintain adequate liquidity and working capital would have a material adverse effect on the Company, our financial condition and results of operations.

We have incurred operating losses for the last several years and we continue to incur operating losses at this time. While the development and introduction of our new products continues, our actual sales revenue has declined significantly over the last two fiscal years and continues to be at a low level. In response, we have implemented cost reduction programs primarily in employee headcount, the use of independent software subcontractors and the level of expenses for development, marketing, sales and administration. In January 2004 salaries were reduced further in response to the need to preserve cash flow. Reductions in 2004 salaries are compensated for through a stock based compensation plan (requires no cash expenditure).

In August 2003, our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company’s cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. The amounts advanced were $557,480 and $358,285 at June 30, 2004 and December 31, 2003 respectively Advances are secured by all the assets of the Company and accrue interest at the affiliate’s cost of funds, which is currently 26%.

The Company continues to receive inquires from interested investors to provide new financing using a variety of alternatives and the Company is pursuing these alternatives. However, there can be no assurances that the Company will be able to obtain new financing and if new financing is obtained it could result in significant dilution to existing shareholders.

In July 2003, we engaged iCapital Finance, Inc. of Irvine, California as the Company’s investment banking firm to assist us in structuring financing, providing access to capital resources, identifying candidates for marketing and distribution alliances, and to advise the Company on other strategic decisions.

We continued to focus our core business activity toward the Storage Wide Area Networking (SWAN) market segment for our CyberNAS Network Attached Storage and CyberVSA Storage Operating System. While our new products have been available, significant new sales have not materialized as it has taken longer and been more difficult than we anticipated to find and train qualified channel partners. We have make progress recently in this area.

In September 2003, we established a sales representation relationship with Latin American Sales Solutions Consultants for our product offerings in the Latin American Market

In March 2004, we signed an OEM agreement with RAID Incorporated (RAID). RAID will private label the CyberNAS software and integrate it into their extensive software and hardware suite.

In April 2004, we signed a strategic alliance partnership agreement with MTC direct (Micro Technology Concepts, Inc.) MTC Direct will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution and private labeling worldwide.

In May 2004, we signed a distribution agreement with Beijing Challenger Group of China. Beijing Challenger will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution throughout China.

We continue to explore and negotiate strategic alliance relationships to market our new products.

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

Cash Flows

	Position at
	June 30, 2004	December 31, 2003
Cash and cash equivalents	$12,096	$72,581
Working capital (deficiency)	$(2,847,803)	$(1,567,099)

	Six months ended
	June 30, 2004	June 30, 2003
Net cash (used) in operations	$(458,188)	$(2,180,150)
Net cash (used) by investing activities	—	$(13,402)
Net cash provided (used) by financing activities	$397,703	$(40,000)

The Company used cash of $458,188 to fund operations in the first six months of 2004. The cash used in operations was principally the result of a net loss of $1,845,296 offset by non-cash expenses of $872,016 and a net reduction in operating assets of $515,092. Included in non-cash expenses is depreciation and amortization of $362,479, a provision for inventory obsolescence of $118,243 and non-cash compensation of $391,294. The major decreases in operating assets were accounts receivable of $130,397, inventories of $161,414 and an increase in accrued expenses of $595,949 (included in the increase in accrued expenses is approximately $400,000 for deferred compensation. It is anticipated that preferred stock will be issued to satisfy this obligation)

Cash flow from financing activities consisted primarily of $199,195 in cash advances received from an affiliate controlled by our Chief Executive Officer and principal stockholder, and $198,508 from the issuance of common stock.

COMMITMENTS.

We lease office facilities from an affiliate under a non-cancelable operating lease. Minimum future rental payments on this lease amount to $318,108 annually for the years 2004 and 2005.

Borrowing Arrangements

Other than advances from the affiliate of the Company as described above, we currently have no outstanding bank loans, lines of credit, or credit facilities. See comments under Liquidity and Capital Resources above with respect to current advances received from an affiliate of the Company.

Results of Operations

Our operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors. After the acquisition of CyberStorage Systems Corporation in September 2000, we commenced a corporate-wide restructuring, including the expansion of our North America sales territories to seven regions; the initiation of a plan to re-establish our re-seller sales channel; consolidation of our European sales, marketing and service organizations; and implemented strategic marketing initiatives and programs for product development and repositioning. Although we believed these actions and the introduction of new products would provide the revenue growth that would enable us to return to profitability, this has not yet materialized due to the time and difficulty of finding and training qualified channel partners. In September 2003 we established a sales representation relationship with Latin American Sales Solutions Consultants for our product offerings into the Latin American market. In March 2004, we signed an OEM agreement with RAID Incorporated (RAID). RAID will private label the CyberNAS software and integrate it into their extensive software and hardware suite. In April 2004, we signed a strategic alliance partnership agreement with MTC direct (Micro Technology Concepts, Inc.). MTC Direct will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution and private labeling worldwide. In May 2004, we signed a distribution agreement with Beijing Challenger Group of China. Beijing Challenger will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution throughout China.

We continue to explore and negotiate strategic alliance relationships to market our new products and seek financial support from these alliances.

Revenue

Revenues from sales of products and services for the three-month and six month period ended June 30, 2004 were $122,100 and $213,200 compared to $147,800 and $425,800 for the respective periods in 2003. Revenue from software sales was not significant in either the 2004 or 2003 periods. Revenue from product and services were primarily from domestic sources for the periods being reported. There was no license fee revenue in the 2004 or 2003 periods and there can be no assurance that we will be able to secure any license fee revenue in the coming twelve months. We continued to focus our core business activity toward the Storage Wide Area Networking (SWAN) market segment for our CyberNAS Network Attached Storage and CyberVSA Storage Operating System. While our new products have been available, significant new sales have not materialized as it has taken longer and been more difficult than we anticipated to find and train qualified channel partners. We have make progress recently in this area. In March 2004, we signed an OEM agreement with RAID Incorporated (RAID). RAID will private label the CyberNAS software and integrate it into their extensive software and hardware suite. In April 2004, we signed a strategic alliance partnership agreement with MTC direct (Micro Technology Concepts, Inc). MTC direct will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution and private labeling worldwide. In May 2004, we signed a distribution agreement with Beijing Challenger Group of China. Beijing Challenger will carry Storage Computer’s CyberNAS software product offering in their portfolio for distribution throughout China. We continue to explore and negotiate additional strategic alliance relationships to market our new products.

Cost of Products and Services

Product and service costs for the three and six-month periods ended June 30, were $183,800 and $393,800, or 151% and 185% of revenue from product and services compared to $231,600 and $478,700 or 157% and 112% of revenue from products and services for the respective periods in 2003. The decrease in aggregate dollars was due primarily to reductions in overhead costs, primarily headcount. Cost of product and services includes a $52,000 and $118,000 increase in the reserve for inventory obsolescence for the three and six month periods ended June 30, 2004. There were no such adjustments in the 2003 periods. The change in costs as a percentage of revenue from 2003 to 2004 periods is primarily related to lower revenue and changes in costs.

Cost of License Fees

Costs associated with the enforcement of our patent and other intellectual property rights for the three and six month periods ended June 30, 2004 were $0, compared to $269,400 and $529,100 for the corresponding periods in 2003. These costs relate to legal fees for counsel and experts consulting fees and expenses incurred in connection with the enforcement of our patent and other intellectual property rights. Certain work performed by our legal counsel in defending our intellectual property is done under a contingency fee arrangement. The work performed in 2004 was done primarily under this arrangement.

Research and Development Expenses

Research and development expenses for the three and six month periods ended June 30, 2004 were $217,800 and $431,100, respectively compared to $359,700 and $645,600 for the corresponding periods in 2003. The decrease in research and development expenses in aggregate dollars was due primarily to reductions in staffing and salary levels

Selling and Marketing Expenses

Selling and marketing expenses for the three and six month periods ended June 30, 2004 were $89,000 and $220,000 respectively compared to $161,900 and $324,100 for the corresponding periods in 2003. The decrease in selling and marketing expenses in aggregate dollars was due to primarily to reductions in staffing, salary levels and other overhead costs.

General and Administrative Expenses

General and administrative expenses for the three and six month periods ended June 30, 2004 were $214,900 and $518,700 respectively compared to $356,300 and $733,400 for the corresponding periods in 2003. The decrease in general and administrative expenses in aggregate dollars was due primarily to reductions in staffing, salary levels and other overhead costs.

Amortization of Intangibles

Amortization of other intangible assets for the three and six month periods ended June 30, 2004 was $144,000 and $288,000 respectively compared to the same amounts for the corresponding periods in 2003. Identifiable intangible assets are amortized over an estimated life of 5 to 7 years.

Other Income (Expense), Net

Interest expense, net for the three and six month periods ended June 30, 2004 was $58,000 and $100,000 respectively compared to $5,100 and $9,600 for the corresponding periods in 2003. The increase in interest expense in 2004 is due to an increase in both the amount of outstanding debt and the related rate of interest.

Other income (expense), net for the three and six month periods ended June 30, 2004 was a net expense of $104,500 and $107,100 respectively compared to income of $ 193,700 and $194,100 for the corresponding periods in 2003. The expense in the 2004 periods relate primarily to foreign exchange translation adjustments related to an obligation denominated in a non U.S, Currency. The income in the 2003 periods relates primarily to gain on settlement of a note payable and accrued compensation due to a former officer and director. These gains were offset in part by the forgiveness of advances to three directors during the second quarter of 2003 in recognition of previous service on the Board of directors. The total amount of advances to directors forgiven amounted to $130,150, including accrued interest,

Income Taxes

The effective tax rate for all periods reported was 0%. No tax benefit was recognized relating to the loss in those periods, as the ability of the company to use the tax benefit of its net operating losses is not assured.

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

Our Business May Suffer If We Cannot Protect Our Intellectual Property

We generally rely upon patent, copyright, trademark and trade secret laws and contract rights in the United States and in other countries to establish and maintain our proprietary rights in our technology and products. However, we cannot assure you that any of our proprietary rights will not be challenged, invalidated or circumvented. In addition, the laws of certain countries do not protect our proprietary rights to the same extent, as do the laws of the United States. In addition, the expense of pursuing these rights is substantial. Therefore, we cannot assure you that we will be able to adequately protect our proprietary technology against unauthorized third party copying or use. The failure to adequately protect our intellectual property rights and to prevail in any pending legal proceedings could have a material adverse effect on us. Despite our efforts to protect these intellectual property rights, unauthorized use may still occur, particularly in foreign countries. Refer to Item 1 of Part II below. Further, we cannot assure you that we will be able to obtain licenses to any technology that may be required to conduct our business or that, if obtainable, such technology can be licensed at a reasonable cost.

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

ITEM 4. Controls and Procedures (a) Evaluation of disclosure controls and procedures: Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e), and have concluded that, as of June, 2004, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting: In connection with the evaluation of our internal control over financial reporting (required by paragraph (d) of Exchange Act Rule 13a-15), we have made no changes in, nor taken any corrective actions regarding, our internal controls over financial reporting that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting subsequent to the date the Company carried out its evaluation.

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

These actions were referred to a court appointed mediator with an initial mediation date in April 2002 and such mediation concluded without any mutually agreeable basis for settlement having been reached. A trial date was scheduled for November 10, 2003. However, on October 21, 2003, the Court ordered that all matters in this case are stayed pending the resolution of plaintiff’s and defendants’ motions for summary judgment. On March 12, 2004, the court issued a memorandum opinion granting the Veritas entities motion for summary judgment holding that there is no evidence that the patents in question are infringed by the Veritas entities. To date the court has not entered a final judgment in the case. The Company has filed a notice of appeal.

On September 23, 2002, Veritas asserted a counter claim for patent infringement with respect to patent number U.S. 5,812,753 entitled “ Methods for Initializing or Reconstructing Data Consistency Within an Array of Storage Elements.” On November 18, 2003, the court issued an order staying all proceedings in the case until there is a final resolution of the reexamination, requested by the Company on September 23, 2003, of the patent by the U.S. Patent and Trademark Office. We believe that this claim is without merit and intend to vigorously defend this action. On March 12, 2004, the Company received through its patent counsel the first office action of the U.S. Patent and Trademark Office, where the majority of the claims of U.S. 5,812,753 were rejected based on prior art.

The outcome in the Veritas patent proceeding is pending. We are currently evaluating results of recent patent litigation and are considering various strategies to protect our intellectual property. The future cost of litigation to enforce our intellectual property rights could be substantial. There is a current need to invest in the development of our core business whereas litigation to enforce our intellectual property rights can, in some cases, be deferred as certain of our patents run as far as 2020. The decision to pursue litigation to enforce these rights will be made on the merits of each case and the impact it will have on the overall success of the Company.

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

(b) Reports On Form 8-K

On April 12, 2004 Storage Computer Corporation filed a Current Report on Form 8K for purposes of filing under Item 5 with the Securities and Exchange Commission as an exhibit thereto Storage Computer’s press release dated April 9, 2004 announcing that it had filed a notice of appeal in response to the United Stated District Court of Northern District of Texas memorandum opinion and order granting Veritas Software Global Corporation its motion for summary judgment on infringement and denying Storage Computers motion for a partial summary judgment.;

On April 15, 2004 Storage Computer Corporation filed a Current Report on Form 8K for purposes of filing under item 12 with the Securities and Exchange Commission as an exhibit thereto Storage Computer’s press release dated April 15, 2004 announcing its results of operations for the fourth quarter and year ended December 31, 2003.

On May 18, 2004 Storage Computer Corporation filed a Current Report on Form 8K for purposes of filing under item 12 with the Securities and Exchange Commission as an exhibit thereto Storage Computer’s press release dated May 17, 2004 announcing its results of operations for the first quarter ended March 31, 2004

On May 20, 2004 Storage Computer Corporation filed amendment No. 1 on Form 8K/A to its Current Report on Form 8K dated March 25, 2004 for the purpose of amending the first paragraph of item 4.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORAGE COMPUTER CORPORATION

Registrant

By:	/s/ Michael J. O’Donnell
Michael J. O’Donnell Chief Financial Officer

Date: August 16, 2004,