Form 10-Q
period 2004-09-30
STORAGE COMPUTER CORP
filed 2004-11-22
CIK 933452

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                                   (MARK ONE)

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-13616

                             ----------------------
                          STORAGE COMPUTER CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      02-0450593
           --------                                      ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                      11 RIVERSIDE DRIVE, NASHUA, NH 03062
          ------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)


                                 (603) 880-3005
                             ----------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                             ----------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     Number of shares outstanding of the registrant's class of common stock, as of the latest practicable date.

             CLASS                             OUTSTANDING AT September 30, 2004
Common Stock $ .001 par value per share              _______38,922,209

================================================================================

================================================================================

                                                                            Page
                                                                            ----
PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
        Consolidated Balance Sheets--September 30, 2004 and December 31,
        2003.                                                                 3
        Consolidated Statements of Operations--Three and nine months ended
        September 30, 2004 and 2003.                                          4
        Consolidated Statements of Cash Flows--Nine months ended September
        30, 2004 and 2003.                                                    5
        Notes to Consolidated Financial Statements--September 30, 2004.       6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.                                                9

Item 3. Quantitative and Qualitative Disclosures About Market Risk.          16

Item 4. Controls and Procedures                                              16

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.                                                   16

Item 2. Changes in Securities and Use of Proceeds.                           17

Item 3. Defaults Upon Senior Securities                                      17

Item 4. Submission of Matters to a Vote of Security Holders.                 17

Item 5. Other Information.                                                   18

Item 6. Exhibits and Reports on Form 8-K.                                    18

                         PART I -- FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                          Storage Computer Corporation
                           Consolidated Balance Sheets

                                                      September       December
                                                          30,            31,
                                                         2004           2003
                                                     ------------   ------------
                                                     (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                          $     9,837    $    72,581
  Accounts receivable, net                                 1,046        135,730
  Inventories                                          1,052,516      1,390,291
  Other current assets                                    54,407        187,247
                                                     ------------   ------------
     Total current assets                              1,117,806      1,785,849
Property and equipment, net                              235,155        345,709
Goodwill                                               2,692,611      2,692,611
Other intangibles, net                                   517,057        949,057
                                                     ------------   ------------
     Total assets                                    $ 4,562,629    $ 5,773,226
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Accounts payable                                   $   544,027    $   565,182
  Accrued expenses                                     1,952,927      1,320,405
  Deferred revenue                                        50,047        133,538
  Notes and amounts to officer and affiliate           2,067,700      1,333,823
                                                     ------------   ------------
     Total current liabilities                         4,614,701      3,352,948
                                                     ------------   ------------
Commitments and contingencies
Stockholders' equity (deficiency):
  Preferred Stock                                        100,000
  Common stock                                            38,922         38,650
  Additional paid-in capital                          85,815,286     85,612,531
  Accumulated deficit                                (86,006,280)   (83,230,903)
                                                     ------------   ------------
     Stockholders' equity (deficiency), net              (52,072)     2,420,278
                                                     ------------   ------------
     Total liabilities and stockholders' deficiency  $ 4,562,629    $ 5,773,226
                                                     ============   ============


                 See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                Consolidated Statements of Operations (Unaudited)

                                                                               Three Month Ended             Nine Months Ended
                                                                               -----------------             -----------------
                                                                       September 30,   September 30,   September 30,  September 30,
                                                                            2004           2003            2004            2003
                                                                       -------------   -------------   ------------   -------------
Revenues:
     Products and services                                             $     86,317    $    215,047    $   299,475    $    640,807
     License fees                                                                --              --             --              --
                                                                       -------------   -------------   ------------   -------------
         Total revenues                                                      86,317         215,047        299,475         640,807
                                                                       -------------   -------------   ------------   -------------
Costs and expenses:
     Cost of products and services                                          158,473         218,442        552,241         697,144
     Cost of license fees, primarily legal fees                                  --         188,468             --         717,549
     Research and development                                               239,137         220,413        670,228         865,984
     Sales and marketing                                                    218,792         115,449        438,758         439,565
     General and administrative                                             214,829         425,993        733,498       1,159,402
     Amortization of intangibles                                            144,000         144,000        432,000         432,000
                                                                       -------------   -------------   ------------   -------------
         Total costs and expenses                                           975,231       1,312,765      2,826,725       4,311,614
                                                                       -------------   -------------   ------------   -------------
Operating loss                                                             (888,914)     (1,097,718)    (2,527,250)     (3,670,807)
                                                                       -------------   -------------   ------------   -------------
Other income (expense), net:
     Interest expense, net                                                  (41,248)         (7,015)      (141,099)        (16,577)
     Other income (expense)                                                      81           4,742       (107,028)        198,843
                                                                       -------------   -------------   ------------   -------------
         Total other income (expense), net                                  (41,167)         (2,273)      (248,127)        182,266
                                                                       -------------   -------------   ------------   -------------

Net loss                                                               $   (930,081)   $ (1,099,991)   $(2,775,377)   $ (3,488,541)
Dividends on preferred stock including amortization of the beneficial
 conversion features                                                             --              --             --         (17,595)
                                                                       -------------   -------------   ------------   -------------
Net Loss applicable to common stockholders                             $   (930,081)     (1,099,991)   $(2,775,377)   $ (3,506,136)
                                                                       -------------   -------------   ------------   -------------
Loss applicable to common stockholders per basic and dilutive share    $      (0.02)   $      (0.03)   $     (0.07)   $      (0.10)
Basic and dilutive shares outstanding                                    38,922,209      36,803,330     38,842,425      35,845,680


                 See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                Consolidated Statements of Cash Flows (Unaudited)

                                                                        Nine Months Ended
                                                                        -----------------
                                                                   September 30,    September 30,
                                                                       2004              2003
                                                                   -------------    -------------
Cash flows from operating activities:
  Net loss                                                         $ (2,775,377)    $ (3,488,541)
  Reconciliation to operating cash flows:
      Depreciation and amortization of property and equipment           110,554          148,894
      Amortization of other intangibles                                 432,000          432,000
      Settlement of debt and advances with directors and officers            --         (184,784)
      Provision for obsolete inventory                                  118,243               --
      Common stock issued to 401(k) plan                                  4,519           16,418
      Preferred stock issued for services                               100,000
      Common stock issued for services                                  317,568          430,467
      Non-cash compensation for services                                677,213


  Changes in current operating assets and liabilities:
      Accounts receivable                                               134,684          108,691
      Inventories                                                       219,532           90,768
      Due from officers and directors                                        --            3,097
      Other current assets                                               13,780         (165,463)
      Accounts payable, accrued expenses and deferred revenue          (149,337)         (35,338)
                                                                   -------------    -------------
          Net cash used in operations                                  (796,621)      (2,643,791)
                                                                   -------------    -------------
Cash flows from investing activities:
  Capital expenditures                                                       --           (8,542)
                                                                   -------------    -------------
          Net cash (used in)  investing activities                           --           (8,542)
                                                                   -------------    -------------
Cash flows from financing activities:

      Increase in notes and amounts due to officer and affiliate        733,877           13,788

                                                                   -------------    -------------
          Net cash (used in) provided by financing activities           733,877           13,788
                                                                   -------------    -------------
Effect of exchange rate changes on cash                                      --               --
                                                                   -------------    -------------
Net decrease in cash and cash equivalents                               (62,744)      (2,638,545)
Cash and cash equivalents-beginning of period                            72,581        2,680,599
                                                                   -------------    -------------
Cash and cash equivalents-end of period                            $      9,837     $     42,054
                                                                   =============    =============
Supplemental cash flow information:
  Cash payments of interest                                        $         --     $      8,889
  Preferred stock dividends paid in common stock                   $         --     $     44,917


                 See Notes to Consolidated Financial Statements.

                          Storage Computer Corporation
                   Notes to Consolidated Financial Statements
                               September 30, 2004

Note A - The Company


     Storage Computer Corporation (the "Company "SCC" or "we"), a pioneer in RAID ("Redundant Array of Independent Disks") technology is a provider of high performance storage software solutions focused on developing advanced storage architectures to address the emerging needs of high-bandwith and other "performance-impaired" applications. Storage Computer's technology supports a variety of applications including advanced database activities, wide area network storage and sophisticated business continuity topologies including:

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, containing our financial statements for the fiscal year ended December 31, 2003. In management's opinion, the accompanying consolidated financial statements reflect all adjustments, all of which are of a normal, recurring nature, to fairly present our consolidated financial position, consolidated results of operations and consolidated cash flows. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.


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

     Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent on the successful expansion of the Company's share of the market for its software, controlling costs and securing new financing. Management's efforts in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements; Revenues from products and services have fallen dramatically in the previous two fiscal years and continued to fall in the first nine months of 2004. We did not receive any revenue from license fees in 2003 or in the first nine months of 2004, and there can be no assurances that we will be able to secure license fees at all during the coming twelve months. Furthermore, given the continued volatility of the global securities markets and, in particular, the market for the securities of technology companies, as well as the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure additional debt or equity financing. Our failure to maintain adequate liquidity and working capital would have a material adverse effect on the Company, our financial condition and results of operations.

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

     In August 2003 our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company's cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. The amounts advanced were $1,081,021 and $ 488,245 at September 30, 2004 and December 31, 2003, respectively. Advances are secured by all the assets of the Company and accrue interest at the affiliate's cost of funds, which is currently 8.5% .The affiliates cost of funds have ranged from 8.5% to 26% during the first nine months of 2004 compared with 21% for the same period in 2003. Interest expense related to this obligation amounted to $ 121,555 and $3,022 for the nine months ended September 30, 2004 and 2003 respectively.

     In July 2003, we engaged iCapital Finance, Inc. of Irvine, California as the Company's investment banking firm to assist us in structuring financing, providing access to capital resources, identifying candidates for marketing and distribution alliances, and to advise the Company on other strategic decisions. In addition, in April 2004 we engaged another investment banking firm to pursue a specific financing opportunity.

     The Company is currently pursuing an opportunity that would provide new financing However, there can be no assurances that the Company will be able to obtain new financing and, if new financing, is obtained it could result in significant dilution to existing shareholders.

     We continued to focus our core business activity toward the Storage Wide Area Networking (SWAN) market segment for our CyberNAS Network Attached Storage and CyberVSA Storage Operating System. While our new products have been available and we have entered into new strategic alliance relationships with channel partners significant new sales have not materialized, as it has taken longer and been more difficult than we anticipated for these channel partners to become productive. We are continuing to explore and negotiate additional strategic alliance relationships to market our products.

     The Company received notification from the American Stock Exchange (AMEX) on April 29, 2003 that the Company was not in compliance with certain listing standards relating to stockholders' equity and net losses. In June 2003 the Company submitted to AMEX a plan to regain compliance with the AMEX continuing listing standards. On July 28, 2003, AMEX notified the Company that it had accepted the proposed plan and granted an extension until October 31, 2004 to regain compliance. During such period, the Company's common stock continued to trade on AMEX and the Company was subject to periodic review of its progress consistent with its plan. On November 10, 2004 the AMEX notified the Company that it had determined that the Company had not regained compliance with the continuing listing standards by October 31, 2004. and was subject to being delisted from the Exchange. The Company will appeal this determination and request a hearing before a Committee of the Exchange. There can be no assurance the Company's request for continued listing will be granted.

     If the Company's stock ceases to be listed on the AMEX a transfer of the listing to the OTC Bulletin Board or other markets will be sought. The outcome of these uncertainties and their impact on the price and liquidity of our common stock and our access to the capital markets cannot be predicted.

     There can be no assurances that our marketing efforts will be successful or that we will obtain additional capital or continue to receive funds from the affiliate of the Company as described above. If we are not successful in obtaining financing or other capital, the ability of the Company to continue operations at this level will be seriously impaired.

     In addition, reference should be made to Liquidity and Capital Resources in
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations below.

Note D - Stockholders' Equity

     At our Annual Meeting held on July 15,2004 stockholders voted to approve an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock from 50,000,000 shares to 100,000,000 shares.

     In January 2004 the Board of Directors authorized the designation and issuance of up to 30,000 shares of Series F preferred stock valued at $1,000 per share, convertible after one year of issuance into common stock, with interest at 4%, payable in common stock. The shares have a five year maturity, and can be redeemed by the Company for 115% of face value upon 30 days written notice. Conversion to common stock is priced at 105% of the prior three day closing average price of the common stock at the time of issue. The Company issued 100 shares of Series F stock for sales and marketing services in the quarter ended September 30, 2004.

      A summary of changes in stockholders' (deficiency) for the Nine months ended September 30, 2004 follows:

                                      Preferred Stock        Common Stock
                                      ---------------        ------------
                                                                                 Additional                        Total
                                              Carrying                  Par       Paid-In       Accumulated     Stockholders'
                                     Shares    Value       Shares      Value      Capital         Deficit       (deficiency)
                                     ------    -----       ------      -----      -------         -------       -------------
Balance--December 31, 2003                               38,650,060  $ 38,650  $ 85,612,531   $ (83,230,903)     $ 2,420,278
Stock issued to 401(k) plan                                  12,149        12         4,507                            4,519
Stock issued and compensatory stock
 options granted for investment
 banking and consulting services,
 respectively                                               260,000       260       198,248                          198,508
Preferred Stock Issued                 100   $ 100,000                                                               100,000
Net loss                                                                                         (2,775,377)      (2,775,377)
                                     ----------------------------------------------------------------------------------------
Balance-September 30, 2004             100   $ 100,000   38,922,209  $ 38,922  $ 85,815,286   $  (86,006280)     $   (52,072)
                                     ----------------------------------------------------------------------------------------

Note E - Related Party Transactions

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

     In August 2003 our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company's cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. The amounts advanced were $1,081,021 and $ 488,245at September 30, 2004 and December 31, 2003, respectively. Advances are secured by all the assets of the Company and accrue interest at the affiliate's cost of funds, which is currently 8.5% .The affiliates cost of funds have ranged from 8.5% to 26% during the first nine months of 2004 compared with 21% for the same period in 2003. Interest expense related to this obligation amounted to $ 121,555 and $3,022 for the nine months ended September 30, 2004 and 2003 respectively.

     Notes payable in the amount of $487,899 at September 30, 2004 and December 31, 2003 is due to the Chief Executive Officer and principal shareholder of the Company. The debt is unsecured, and $387,899 bears interest at prime plus 1%, and $100,000 bears interest at 6% and is convertible into the Company's common stock at $4.00 per share. Interest expense related to this obligation amounted to $ 19,546 and $ 19,476 for the nine months ended September 30, 2004 and 2003 respectively. This debt is due upon demand.

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

     The total amount currently due to the Chief Executive Officer and the affiliate of the Company described above, including accrued interest, amounted to $ 2,067,700 and 1,333,823 at September 30, 2004 and December 31, 2003
respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT

Forward-looking Statements

     The Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 contain certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by our directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of our markets and customers, our objectives and plans for future operations and products and our expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of our products; the rate of growth in the industries of our products; the presence of competitors with greater technical, marketing and financial resources; our ability to promptly and effectively respond to technological change to meet evolving customer needs; risks associated with sales in foreign countries; and our ability to successfully expand our operations. See "Factors That May Affect Future Results" below. We undertake no duty to update forward-looking statements.

Introduction

     This discussion summarizes the significant accounting policies, accounting estimates and other significant factors affecting the liquidity, capital resources and results of operations of the Company for the periods ended September 30, 2004 and 2003. This discussion should be read in conjunction with the Consolidated Financial Statements and other financial information included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.


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

     Our annual evaluation of goodwill required under SFAS 142 was conducted as of September 30, 2004. Consistent with the accounting policy adopted in 2002, we used a fair value approach to test our existing goodwill for impairment at September 30, 2004. The market approach was used to determine the fair value of the reporting unit. Under the fair value approach, the quoted market prices in active securities markets are used as the basis for the determination of fair value. The fair value so determined indicated no impairment of goodwill existed as of September 30, 2004. Additionally, in accordance with SFAS No. 144, we conducted an evaluation of the carrying values of our identifiable intangible assets and found no impairment existed as of September 30, 2004.


     Stock-Based Compensation

     We account for our stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly account for employee stock-based compensation utilizing the intrinsic value method. SFAS No.123, "Accounting for Stock-Based Compensation," established a fair value based method of accounting for stock-based compensation plans. We have adopted the disclosure only alternative under SFAS No.123, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted as well as certain other information.

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We adopted the increased disclosure requirements of SFAS No. 148 during the year ended December 31, 2002. We will continue to use the intrinsic value method of accounting for stock-based employee compensation.

     The additional disclosures required by SFAS No. 148 are as follows:

                                                                                 Three months ended         Nine months ended
                                                                                    September 30               September 30
                                                                                2004          2003          2004         2003
                                                                                ----          ----          ----         ----
Net loss applicable to common stockholders, as reported                     $  (930,081)  $(1,099,991)  $(2,775,377) $(3,506,136)
Deduct: Total stock based employee compensation expense determined under
 the fair value based method of all awards, net of tax                         (460,238)     (605,389)   (1,374,575)  (1,816,146)
                                                                            --------------------------  -------------------------
Pro forma net loss applicable to common stockholders                        $(1,390,319)  $(1,705,380)  $(4,149,952) $(5,322,282)
                                                                            --------------------------  -------------------------
Net loss applicable to common stockholders per basic and dilutive shares:
      As reported                                                           $     (0.02)  $     (0.03)  $     (0.07) $     (0.10)

      Pro forma                                                             $     (0.04)  $     (0.05)  $     (0.11) $     (0.15)


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

     Inventory:

     Inventories consist primarily of finished goods and are stated at the lower of cost (average cost method) or market. We regularly monitor inventory values and quantities on hand and record a provision for excess and obsolete inventories based primarily on our estimate of the future realizable value of this inventory

     Intellectual Property Rights, Contingencies and Litigation

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

     Management recognizes that the Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to allow the Company to satisfy its obligations on a timely basis. The generation of sufficient cash flow is dependent on the successful expansion of the Company's share of the market for its software, controlling costs and securing new financing. Management's efforts in regard to these matters are described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our future success depends on maintaining adequate liquidity and working capital to meet our operational requirements. Revenues from products and services have fallen dramatically in the previous two fiscal years and continued to fall in the first nine months of 2004. We did not receive any revenue from license fees in 2003 or in the first nine months of 2004, and there can be no assurances that we will be able to secure license fees at all during the coming twelve months. Furthermore, given the continued volatility of the global securities markets and, in particular, the market for the securities of technology companies, as well as the recent results of our pending legal actions concerning enforcement of our intellectual property rights, we cannot assure you that we will be able to secure additional debt or equity financing. Our failure to maintain adequate liquidity and working capital would have a material adverse effect on the Company, our financial condition and results of operations.

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

     In August 2003, our Chief Executive Officer and principal stockholder, through an affiliate of the Company controlled by him, began advancing funds to supplement the Company's cash flow for operating expenses and occupancy costs until operating cash flows improve and permanent additional financing can be arranged. The amounts advanced were $1,081,021 and $ 488,245 at September 30, 2004 and December 31, 2003, respectively. Advances are secured by all the assets of the Company and accrue interest at the affiliate's cost of funds, which is currently 8.5% .The affiliates cost of funds have ranged from 8.5% to 26% during the first nine months of 2004 compared with 21% for the same period in 2003. Interest expense related to this obligation amounted to $ 121,555 and $3,022 for the nine months ended September 30, 2004 and 2003 respectively

     In July 2003, we engaged iCapital Finance, Inc. of Irvine, California as the Company's investment banking firm to assist us in structuring financing, providing access to capital resources, identifying candidates for marketing and distribution alliances, and to advise the Company on other strategic decisions. In addition, in April 2004 we engaged another investment banking firm to pursue a specific financing opportunity.

     The Company is currently pursuing an opportunity that would provide new financing However, there can be no assurances that the Company will be able to obtain new financing and, if new financing is obtained, it could result in significant dilution to existing shareholders.

     We continued to focus our core business activity toward the Storage Wide Area Networking (SWAN) market segment for our CyberNAS Network Attached Storage and CyberVSA Storage Operating System. While our new products have been available and we have entered into new strategic alliance relationships with channel partners significant new sales have not materialized, as it has taken longer and been more difficult than we anticipated for these channel partners to become productive. We are continuing to explore and negotiate additional strategic alliance relationships to market our products.

     The Company received notification from the American Stock Exchange (AMEX) on April 29, 2003 that the Company was not in compliance with certain listing standards relating to stockholders' equity and net losses. In June 2003 the Company submitted plan to AMEX a plan to regain compliance with the AMEX continuing listing standards. On July 28, 2003, AMEX notified the Company that it had accepted the proposed plan and granted an extension until October 31, 2004 to regain compliance. During such period, the Company's common stock continued to trade on AMEX and the Company was subject to periodic review of its progress consistent with its plan. On November 10, 2004 the AMEX notified the Company that it had determined that the Company had not regained compliance with the continuing listing standards by October 31, 2004. and was subject to being delisted from the Exchange. The Company will appeal this determination and request a hearing before a Committee of the Exchange. There can be no assurance the Company's request for continued listing will be granted.

     If the Company's stock ceases to be listed on the AMEX a transfer of the listing to the OTC Bulletin Board or other markets will be sought. The outcome of these uncertainties and their impact on the price and liquidity of our common stock and our access to the capital markets cannot be predicted.

Cash Flows


                                                                  Position at
                                                  September 30, 2004     December 31, 2003
Cash and cash equivalents                         $            9,837     $          72,581
Working capital (deficiency)                      $       (3,496,895)    $      (1,567,099)

                                                                Nine months ended
                                                  September 30, 2004    September 30, 2003
Net cash (used) in operations                     $         (796,621)    $      (2,643,791)
Net cash (used) by investing activities                           --     $          (8,542)
Net cash provided (used) by financing activities  $          733,877     $          13,788

     The Company used cash of $796,621 to fund operations in the first nine months of 2004. The cash used in operations was principally the result of a net loss of $2,775,377 offset by non-cash expenses of $1,760,097 and a net reduction in operating assets of $218,659. Included in non-cash expenses is depreciation and amortization of $542,554, a provision for inventory obsolescence of $118,243 and non-cash charges for compensation and services of $1,099,300. The major changes in operating assets were decreases accounts receivable of $134,684, inventories of $219,532 and accrued expenses and deferred revenue of $149,337 (included in accrued expenses on the balance sheet is an increase $677,213 for deferred compensation. It is anticipated that preferred stock will be issued to satisfy this obligation)

     Cash flow from financing activities consisted primarily of $733,877 in cash advances received from an affiliate controlled by our Chief Executive Officer and principal stockholder.

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

Results of Operations

     Our operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors. After the acquisition of CyberStorage Systems Corporation in September 2000, we commenced a corporate-wide restructuring, including the expansion of our North America sales territories to seven regions; the initiation of a plan to re-establish our re-seller sales channel; consolidation of our European sales, marketing and service organizations; and implemented strategic marketing initiatives and programs for product development and repositioning. Although we believed these actions and the introduction of new products would provide the revenue growth that would enable us to return to profitability, this has not yet materialized due to the time and difficulty of finding and training qualified channel partners. In September 2003, we established a sales representation relationship with Latin American Sales Solutions Consultants for our product offerings into the Latin American market. In March 2004, we signed an OEM agreement with RAID Incorporated (RAID). RAID will private label the CyberNAS software and integrate it into their extensive software and hardware suite. In April 2004, we signed a strategic alliance partnership agreement with MTC direct (Micro Technology Concepts, Inc.). MTC Direct will carry Storage Computer's CyberNAS software product offering in their portfolio for distribution and private labeling worldwide. In May 2004, we signed a distribution agreement with Beijing Challenger Group of China. Beijing Challenger will carry Storage Computer's CyberNAS software product offering in their portfolio for distribution throughout China.

     We continue to explore and negotiate strategic alliance relationships to market our new products and seek financial support from these alliances.

Revenue

     Revenues from sales of products and services for the three and nine month periods ended September 30, 2004 were $86,317 and $299,475 compared to $215,047 and $640,807 for the respective periods in 2003. Revenue from software sales was not significant in either the 2004 or 2003 periods. Revenue from product and services were primarily from domestic sources for the periods being reported. There was no license fee revenue in the 2004 or 2003 periods and there can be no assurance that we will be able to secure any license fee revenue in the coming twelve months. We continued to focus our core business activity toward the Storage Wide Area Networking (SWAN) market segment for our CyberNAS Network Attached Storage and CyberVSA Storage Operating System. New products are available and new channel partners have been added. However, significant new sales have not materialized it has taken longer and been more difficult than we anticipated to find and train qualified channel partners.

Cost of Products and Services

     Product and service costs for the three and nine-month periods ended September 30,2004 were $158,473 and $552,241, or 183% and 184% of revenue from product and services compared to $218,442 and $697,144 or 102% and 109% of revenue from products and services for the respective periods in 2003. The decrease in aggregate dollars was due primarily to reductions in overhead costs, primarily headcount. Cost of product and services includes a $118,243 increase in the reserve for inventory obsolescence for the nine months ended September 30, 2004. There were no such adjustments in the 2003 periods. The change in costs as a percentage of revenue from 2003 to 2004 periods is primarily related to lower revenue and changes in costs.

Cost of License Fees

     Costs associated with the enforcement of our patent and other intellectual property rights for the three and nine month periods ended September 30, 2004 were $0, compared to $118,468 and $717,549 for the corresponding periods in 2003. These costs relate to legal fees for counsel and experts consulting fees and expenses incurred in connection with the enforcement of our patent and other intellectual property rights. Certain work performed by our legal counsel in defending our intellectual property is done under a contingency fee arrangement. The work performed in 2004 was done primarily under this arrangement.

Research and Development Expenses

     Research and development expenses for the three and nine month periods ended September 30, 2004 were $239,137 and $670,228, respectively compared to $220,413 and $865,984 for the corresponding periods in 2003. The decrease in research and development expenses for the nine month period in 2004 was due primarily to reductions in staffing and salary levels Selling and Marketing Expenses

     Selling and marketing expenses for the three and nine month periods ended September 30, 2004 were $218,792 and $438,758 respectively compared to $115,449 and $439,565 for the corresponding periods in 2003. The three and nine month periods in 2004 reflect a charge for the issuance of $100,000 of Series F 4% Redeemable Convertible Preferred Stock for sales and marketing services. Excluding this charge selling and marketing expenses declined due primarily to reductions in staffing, salary levels and other overhead costs.

General and Administrative Expenses

     General and administrative expenses for the three and nine month periods ended September 30, 2004 were $214,829 and $733,498 respectively compared to $425,993 and $1,159,402 for the corresponding periods in 2003. The decrease in general and administrative expenses in aggregate dollars was due primarily to reductions in staffing, salary levels and other overhead costs.

Amortization of Intangibles

     Amortization of other intangible assets for the three and nine month periods ended September 30, 2004 was $144,000 and $432,000 respectively compared to the same amounts for the corresponding periods in 2003. Identifiable intangible assets are amortized over an estimated life of 5 to 7 years.

Other Income (Expense), Net

     Interest expense, net for the three and nine month periods ended September 30, 2004 was $41,248 and $141,099 respectively compared to $7,015 and $16,577 for the corresponding periods in 2003. The increase in interest expense in 2004 is due to an increase in both the amount of outstanding debt and the related rate of interest.

     Other income (expense), net for the nine-month period ended September 30, 2004 was a net expense of $107,028 compared to income of $ 198,843 for the corresponding period in 2003. The expense in the 2004 relates primarily to foreign exchange translation adjustments related to an obligation denominated in a non U.S, Currency. The income in the 2003 period relates primarily to gain on settlement of a note payable and accrued compensation due to a former officer and director. These gains were offset in part by the forgiveness of advances to three directors during the second quarter of 2003 in recognition of previous service on the Board of directors. The total amount of advances to directors forgiven amounted to $130,150, including accrued interest,

Income Taxes

     The effective tax rate for all periods reported was 0%. No tax benefit was recognized relating to the loss in those periods, as the ability of the company to use the tax benefit of its net operating losses is not assured.

Factors That May Affect Future Results

     We caution you that the following important factors, among others, in the future could cause our actual results to differ materially from those expressed in forward-looking statements made by or on behalf of us in filings with the Securities and Exchange Commission, press releases, communications with investors and oral statements. Any and all forward-looking statements in this quarterly report on Form 10Q, and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below are important in determining future results. We undertake no obligation to publicly update any forward-looking statements; whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission Liquidity and Capital Resources

     See information with respect to our liquidity and capital resources presented above.

Our Stock Price is Volatile

     Our stock price is subject to significant volatility because of factors such as:

     o The announcement of new products, services or technological innovations by us or our competitors

     o    Quarterly variations in our operating results

     o    Decreasing product and services revenues

     o    Speculation in the press or investment community

     o    Failure to meet earning expectations

     o    The results of intellectual property litigation

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

Development of New Products and Solutions

     We must make continuous investment in research and development to maintain our ongoing effort to continually improve our products and provide innovative solutions to our customers. The development of software products is a difficult and costly process and subject to many other products' requirements and the availability of substantial capital. Our inability to timely deliver new products in the past has had an adverse effect on our operating and financial results. There can be no assurance that we will be able to effectively develop and timely deliver new products in the future.

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

Operations

     The Company no longer manufactures its own proprietary hardware and has successfully ported its software products to operate on widely available commodity server hardware. Virtually all of the Company's hardware configurations are available from multiple sources on a subassembly or fully configured basis, usually on an off-the-shelf delivery. Manufacturing activity is now limited to systems integration, final test, quality control and production of CD's for software license sales. As volumes increase these activities may also be outsourced.


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

ITEM 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures: Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)), and have concluded that, as of September, 2004, our disclosure controls and procedures were effective.

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

                           PART II--OTHER INFORMATION

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

     During March 2001, we filed legal actions against Hitachi Data Systems Limited in the United Kingdom for infringement of two of the European patents in our intellectual property portfolio. Hitachi filed a counterclaim against the Company alleging that these two patents were invalid. The trial was completed in July 2002 and in August 2002 the Judge ruled that neither of our patents was shown to be valid in the United Kingdom or infringed by Hitachi. On October 17, 2002, the judgment for the defendant, Hitachi, on their counterclaim was entered and our European Patent (UK) 0,294,287 (`287) and European Patent (UK) 0,539,494 were revoked. The Order for the revocation of the `287 Patent was stayed pending appeal and we were granted permission to appeal the judgment so far as it concerns the `287 Patent. It was also ordered by consent of the parties that there be no order as to costs. On October 31, 2002, we filed an appeal with the Court of Appeal seeking that the judgment with respect to the `287 Patent be set aside and that the Court of Appeal find that the claims of the `287 Patent are valid, that Hitachi infringes the claims of the patent and that there be a certificate of contested validity in respect of the claims of the `287 Patent. On July 30, 2003, the Court of Appeals in London dismissed our appeal.

     During October 2002, we entered into a Settlement Agreement and License with Hitachi under which Hitachi agreed not to oppose our appeal of the judgment discussed above and not to seek recovery of litigation costs. In return, we granted Hitachi a nonexclusive, fully paid up, perpetual license to sell or distribute products that may be subject to claims of our patents.

     In October 2001, we filed a patent infringement action in the United States District Court for the Northern District of Texas against Veritas Software Corporation and Veritas Software Global Corporation alleging that certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property patent number U.S. 5,893,919 entitled "Apparatus and Method for Storing Data with Selectable Data Protection Using Mirroring and Selectable Parity Inhibition." In February 2002, we filed an additional patent infringement action in the United States District Court of the Northern District of Texas, against Veritas Software Corporation and Veritas Software Global Corporation alleging that certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property, specifically U.S. 5,257,367 entitled "Data Storage system with Asynchronous Host Operating System Communication Link". However, we amended our complaint to dismiss claims arising under this patent in September 2002. In March 2002, we filed a third patent infringement action against Veritas Software Corporation and Veritas Software Global Corporation alleging certain Veritas Software Corporation storage products infringe Storage Computer's intellectual property patent number U.S. 6,098,128 entitled "Universal Storage Management System." Our claim is for injunctive relief, damages and legal costs arising from the alleged infringement.

     These actions were referred to a court appointed mediator with an initial mediation date in April 2002 and such mediation concluded without any mutually agreeable basis for settlement having been reached. A trial date was scheduled for November 10, 2003. However, on October 21, 2003, the Court ordered that all matters in this case are stayed pending the resolution of plaintiff's and defendants' motions for summary judgment. On March 12, 2004, the court issued a memorandum opinion granting the Veritas entities motion for summary judgment holding that there is no evidence that the patents in question are infringed by the Veritas entities. To date the court has not entered a final judgment in the case. The Company has filed a notice of appeal.

     On September 23, 2002, Veritas asserted a counter claim for patent infringement with respect to patent number U.S. 5,812,753 entitled " Methods for Initializing or Reconstructing Data Consistency Within an Array of Storage Elements." On November 18, 2003, the court issued an order staying all proceedings in the case until there is a final resolution of the reexamination, requested by the Company on September 23, 2003, of the patent by the U.S. Patent and Trademark Office. We believe that this claim is without merit and intend to vigorously defend this action. On March 12, 2004, the Company received through its patent counsel the first office action of the U.S. Patent and Trademark Office, where the majority of the claims of U.S. 5,812,753 were rejected based on prior art.

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


ITEM 2. Changes in Securities and Use of Proceeds

     During the quarter ended September 30, 2004 The Company issued 100 shares of its previously authorized Series F 4% Redeemable Convertible Preferred stock with a stated value of $1,000 per share. The shares were issued for sales and marketing services valued at $100,000. These shares were issued in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

     NONE

ITEM 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Stockholders held on July 15,2004 the following matters were voted:


Proposal 1 Election of Directors              Voted for      Votes withheld
                                              ----------     --------------

  Theodore J. Goodlander                      35,686,325          620,394

  Edward A. Gardner                           35,595,133          711,586

  Steven S. Chen                              35,814,154          492,565

  Roger E. Gauld                              35,814,154          492,565

  Thomas A. Wooters                           35,719,825          586,894

     Proposal 2 Amendment to the 1999 Incentive Stock Plan:
     ------------------------------------------------------

             Voted for                Voted against           Votes withheld
            ----------                -------------           --------------
            18,162,436                  1,564,530                16,579,753

     Proposal 3 Amendment to Certificate of Incorporation:
     -----------------------------------------------------

             Voted for                Voted against           Votes withheld
            ----------                -------------           --------------
            35,208,544                  1,063,787                    34,388

     Proposal 4 Ratification of Appointment of Auditors
     --------------------------------------------------

             Voted for                Voted against           Votes withheld
            ----------                -------------           --------------
            35,934,231                    254,728                   117,760


ITEM 5. Other Information

     See Part II, Item 1. Legal proceedings

ITEM 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

 Number   Description
 ------   -----------
  31.1 Rule 13a-14(a) Certification of Theodore J. Goodlander, Chief Executive Officer
  31.2 Rule 13a-14(a) Certification of Michael J. O'Donnell, Chief Financial Officer
  32.1 Section 1350 Certification of Theodore J. Goodlander, Chief Executive Officer
  32.2    Section 1350 Certification of Michael J. O'Donnell, Chief Financial
          Officer

     (b) Reports On Form 8-K


     On August 17, 2004 Storage Computer Corporation filed a Current Report on Form 8K for purposes of filing under item 12 with the Securities and Exchange Commission as an exhibit thereto Storage Computer's press release dated August 17, 2004 announcing its results of operations for the second quarter ended June 30, 2004.




                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    STORAGE COMPUTER CORPORATION
                                                            Registrant


                                                    By: /s/ Michael J. O'Donnell
                                                        ------------------------
                                                        Michael J. O'Donnell
                                                        Chief Financial Officer
Date: November 22, 2004